Form 10QSB
period 2007-03-31
WHITE DENTAL SUPPLY, INC.
filed 2007-05-16
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-140276

WHITE DENTAL SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4622782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11677 N. 91st Place, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(480) 330-1922
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2007:

11,050,000

WHITE DENTAL SUPPLY, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form SB-2, previously filed with the Commission on January 29, 2007.

White Dental Supply, Inc.

(a Development Stage Company)

Balance Sheet

March 31,
2007
Assets

Current assets:
Cash	$3,378
Prepaid expenses and current deposits	500
Total current assets	3,878

$3,878

Liabilities and Stockholders’ Equity

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,250,000 shares issued and outstanding	10,250
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-
Additional paid-in capital	9,750
(Deficit) accumulated during development stage	(16,122)
3,878

$3,878

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Statements of Operations

			September 11, 2003
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Expenses:
Executive compensation	-	10,000	10,000
General and administrative expenses	1,432	-	6,122
Total expenses	1,432	10,000	16,122

Loss before provision for income taxes	(1,432)	(10,000)	(16,122)

Provision for income taxes	-	-	-

Net (loss)	$(1,432)	$(10,000)	$(16,122)

Weighted average number of
common shares outstanding – basic and fully diluted	10,250,000	10,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Statements of Cash Flows

			September 11, 2003
	March 31,		(Inception) to
	2007	2006	March 31, 2007
Cash flows from operating activities
Net (loss)	$(1,432)	$(10,000)	$(16,122)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and current deposits	(500)	-	(500)
Net cash (used) by operating activities	(1,932)	-	(6,622)

Cash flows from financing activities
Donated capital	-	-	5,000
Issuances of common stock	-	-	5,000
Net cash provided by financing activities	-	-	10,000

Net (decrease) increase in cash	(1,932)	-	3,378
Cash – beginning	5,310	-	-
Cash – ending	$3,378	$-	$3,378

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$10,000	$10,000
Number of shares issued for services	-	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Notes

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's SB-2 registration statement.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized March 29, 2006 (Date of Inception) under the laws of the State of Nevada, as White Dental Supply, Inc.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

The business of the Company is to sell dental supplies through direct marketing and via the internet.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($16,122) for the period from March 29, 2006 (inception) to March 31, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating conducting an offering of its equity securities to obtain operating capital.  In the event additional capital is required or if the offering is unsuccessful, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

White Dental Supply, Inc.

(a Development Stage Company)

Notes

Note 4 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 28, 2006, the Company issued 10,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

On April 7, 2006, the Company issued 250,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $5,000.

On September 8, 2006, the founding shareholder of the Company donated cash in the amount of $5,000.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of March 31, 2007, there have been no other issuances of common stock.

Note 5 – Related party transactions

The Company issued 10,000,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

The Company issued 250,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $5,000.

A shareholder, officer and director of the Company donated cash to the Company in the amount of $5,000.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Subsequent Events

On January 29, 2007, the Company filed a Registration Statement on Form SB-2 (SEC File Number 333-140276) to register up to 3,000,000 shares of common stock at a price of $0.05 per share.  The Securities and Exchange Commission deemed the Registration Statement effective on March 5, 2007.  On May 3, 2007, the Company sold 800,000 shares of common stock, for total cash proceeds of $40,000.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about White Dental Supply, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, White Dental Supply’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

We were originally incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that plans to sell dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  To date, we have begun to implement our business plan but have not commenced our planned principal operations and have no significant assets.  Through the three months ended March 31, 2007, we had limited cash on hand and were in the process of raising capital through sales of our common stock to more fully execute our operations.  As of May 15, 2007, we have received gross proceeds of $40,000 from sales of our common stock, which we expect to immediately utilize in pursuit of establishing a base of operations in the market for dental supplies.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Management’s Discussion

Since our inception through March 31, 2007, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges, as we do not have any saleable inventory.  We cannot estimate when, if at all, we may begin to generate revenues from sales of dental products.

For the three months ended March 31, 2007, we incurred operating expenses in the amount of $1,432, all of which is attributable to general and administrative expenses related to the cost of general office expenses, such as postage, supplies and printing.  In the year ago comparable period ended March 31, 2006, we incurred $10,000 in operating expenses related specifically to executive compensation in the form of common stock issued to an officer and director for services rendered.  Total operating expenses since our inception on March 29, 2006 to March 31, 2007 were $16,122, of which $10,000 is attributable to executive compensation and $6,122 in general and administrative expenses.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended March 31, 2007, our net loss totaled $1,432, compared to a net loss of $10,000 in the prior period ended March 31, 2006.  Since our inception, we have accumulated net losses in the amount of $16,122.  We anticipate incurring ongoing operating losses, although we cannot estimate the magnitude of such.

Our sole officer and director believes that our cash on hand as of March 31, 2007 in the amount of $3,378 is not sufficient to fund our operations over the next 12 months.  Generating sales is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $15,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

During the first quarter of 2007, we filed a Registration Statement with the SEC sell shares of our common stock for cash.  The Securities and Exchange Commission deemed the Registration Statement effective on March 5, 2007.  On May 3, 2007, the Company sold 800,000 shares of common stock, for total cash proceeds of $40,000.  We expect these funds to be sufficient to establish a base of operations and to finance our business for the next 12 months.

Plan of Operation

Our objective is to establish ourselves as a retailer of dental supplies.  In order to commence our planned principal operations, we must identify and contact potential manufacturers and suppliers of dental products, create and implement a marketing strategy and develop and publish our website as an advertising tool.  Our management designates the following as our priorities for the next 12 months:

1.

Purchase beginning inventory of dental supplies:  Our business model is to sell dental supplies to consumers and dental professionals.  We will not manufacture any products internally.  We rely solely upon the efforts of outside sources to develop and manufacture all products.  Within the next three months, we expect to begin to purchase up to $5,000 in inventory of dental products from various distributors and suppliers.  To date, we have not purchased any inventory for sale.

2.

Develop and implement a direct marketing strategy:  Within three months after we begin to obtain an inventory of dental products, we expect to implement a promotional strategy to generate awareness of our brand and proposed products.  Our management will attempt to establish direct relationships with dental professionals through telephone calls, mailers and face-to-face visits.  We expect to use widely available telephone directories to compile a database of dental offices’ phone numbers.  We have not begun to compile such a list, nor have we formulated direct mail advertisements.

3.

Establish our Internet presence:  We believe that our website, at www.whitedentalsupply.com, is an important facet to complement our direct sales approach and in reaching a broader audience of prospective customers and generating awareness of our brand.  This site is intended to serve as a marketing and advertising tool, providing information about our company and our proposed product offerings.  Our management plans to enable e-commerce functions over the next approximately six months to supplement our direct sales efforts, thereby enlarging our geographical and demographic reach.

We recently sold 800,000 shares of our common stock for gross proceeds of $40,000.  Although we expect these funds to be sufficient to execute our plans and establish a base of operations, our ability to become profitable is significantly dependent upon our ability to generate sales in the next 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise additional capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this quarterly statement.  If our business fails, our investors may face a complete loss of their investment.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Moore & Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2006 Moore & Associates, Chartered, identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

On March 28, 2006, we issued 10,000,000 shares of our common stock to Nancy White, our founding shareholder and an officer and our sole director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $10,000.  Mrs. White received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mrs. White had fair access to and was in possession of all available material information about our company, as his is the sole officer and director of White Dental Supply, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In March 2006, we sold 250,000 shares of our common stock to Nancy White, our founding shareholder.  The shares were issued for total cash in the amount of $5,000.  The shares bear a restrictive transfer legend.  At the time of the issuance, Mrs. White had fair access to and was in possession of all available material information about our company, as she is the sole officer and director of White Dental Supply, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Nancy White

(b) Michael White

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

*  Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on January 29, 2007, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	May 14, 2007
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	May 14, 2007
Michael White

/s/ Michael White	Chief Accounting Officer	May 14, 2007
Michael White