Form 10QSB/A
period 2007-03-31
WHITE DENTAL SUPPLY, INC.
filed 2007-08-21
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1

to

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

Yes [X]   No [   ]

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	August 20, 2007
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	August 20, 2007
Michael White

/s/ Michael White	Chief Accounting Officer	August 20, 2007
Michael White