Form 10QSB
period 2007-06-30
WHITE DENTAL SUPPLY, INC.
filed 2007-08-21
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 20, 2007:

11,050,000

WHITE DENTAL SUPPLY, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

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

White Dental Supply, Inc.

(a Development Stage Company)

Balance Sheet

	June 30,	June 30,
	2007	2006
Assets

Current assets:
Cash	$ 39,339	$ 4,810
Inventory	827	-
Prepaid expenses and current deposits	500	-
Total current assets	40,666	4,810

	$ 40,666	$ 4,810

Liabilities and Stockholders’ Equity

Current liabilities:
Customer Credit	15	-
Total current liabilities	15	-

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,050,000 shares issued and outstanding	11,050	10,250
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-	-
Additional paid-in capital	48,950	4,750
(Deficit) accumulated during development stage	(19,349)	(10,190)
	40,641	4,810

	$ 40,656	$ 4,810

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Statements of Operations

	Three Months Ended		Six Months Ended		March 29, 2006
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Revenue	$ 339	$ -	$ 339	$ -	$ 339
Cost of goods sold	256	-	256	-	256

Gross profit	83	-	83	-	83

Expenses:
Executive compensation	-	-	-	10,000	10,000
General and administrative expenses	3,310	190	8,197	190	9,387
Total expenses	3,310	190	8,197	10,190	19,387

(Loss) before provision for income taxes	(3,227)	(190)	(8,114)	(10,190)	(19,304)

Provision for income taxes	-	-	(45)	-	(45)

Net (loss)	$ (3,277)	$ (190)	$ (8,159)	$ (10,190)	$ (19,349)

Weighted average number of
common shares outstanding - basic and fully diluted	10,689,352	10,250,000	10,475,414	10,232,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the six months ended		March 29, 2006
	June 30,		(Inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities
Net (loss)	$ (8,159)	$ (10,190)	$ (19,349)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	(827)	-	(827)
(Increase) in prepaid expenses and current deposits	(500)	-	(500)
Increase in consumer credit	15	-	15
Net cash (used) by operating activities	(9,471)	(190)	(10,661)

Cash flows from financing activities
Donated capital	-	-	-
Issuances of common stock	40,000	5,000	50,000
Net cash provided by financing activities	40,000	5,000	50,000

Net (decrease) increase in cash	30,529	4,810	39,339
Cash - beginning	8,810	-	-
Cash - ending	$ 39,339	$ 4,810	$ 39,339

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for services - related party	$ -	$ 10,000	$ 10,000
Number of shares issued for services	-	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

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

Note 2 - History and organization of the company

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($19,349) for the period from March 29, 2006 (inception) to June 30, 2007, and had sales of $339.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 - Stockholders’ equity

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

White Dental Supply, Inc.

(a Development Stage Company)

Notes

Note 4 - Stockholders’ equity (continued)

On September 8, 2006, the founding shareholder of the Company donated cash in the amount of $5,000.  The entire amount is considered donated capital and recorded as additional paid-in capital.

On May 10, 2007, the Company completed a public offering, whereby it sold 800,000 shares of its par value common stock for total gross cash proceeds in the amount of $40,000.  Total offering costs related to this issuance was $500.

As of June 30, 2007, there have been no other issuances of common stock.

Note 5 - Related party transactions

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

Overview

We were originally incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  As of June 30, 2007, we completed an offering of our common stock for which we have received gross proceeds of $40,000, which we have been utilizing to pursue establishing a base of operations in the market for dental supplies.

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

Management’s Discussion

We are a company selling dental supplies via direct sales and the Internet.  During the most recent quarter ended June 30, 2007, we purchased our initial inventory and began to generate sales.  Through the three months ended June 30, 2007, we purchased a total of $1,083 of saleable inventory.  The products we carry include manual and electric toothbrushes, toothpastes, mouthwashes, whitening products, cleaning supplies and other dental care accessories.  As of June 30, 2007, we had $827 remaining in inventory.

During the three and six months ended June 30, 2007, we began to generate revenues in the amount of $339 from sales of our dental supplies.  Prior to the second quarter ended June 30, 2007, we did not generate any revenues because we did not have any products in inventory to sell.  Therefore, since our inception on March 29, 2006 through June 30, 2007, we generated a total of $339 in sales.

As a result of our sales, during the three and six months periods ended June 30, 2007, we incurred cost of goods sold in the amount of $256.  This amount represents a gross margin of approximately 27% on sales of our products.  After factoring in cost of goods sold, our gross profit was $83 for the three and six month periods ended June 30, 2007.  In the year ago three and six months ended June 30, 2006, we did not incur any cost of goods sold, as we did not sell any items.  Since our inception to June 30, 2007, total cost of goods sold amounted to $256, resulting in a gross profit of $83.

During the three months ended June 30, 2007, we spent $3,310 in total expenses, consisting solely of general and administrative expenses, which are comprised of various office expenditures and accounting and legal fees.  In the comparable three month period ended June 30, 2006, we incurred $190 in total expenses, made up of general and administrative expenses.  The substantial 1,642% (or $3,120) increase in total operating expenses from the three months ended June 30, 2006 to the three months ended June 30, 2007 is attributable primarily to the recognition of $2,382 in professional fees paid to third party consultants.

For the six months ended June 30, 2007, we incurred operating expenses in the amount of $8,197, all of which is attributable to general and administrative expenses related to the cost of general office expenses, such as postage, supplies and printing.  In the year ago comparable period ended June 30, 2006, we incurred $10,190 in operating expenses related to $190 in general and administrative costs and executive compensation in the form of common stock issued to an officer and director for services rendered in the amount of $10,000.

Total operating expenses from our inception through June 30, 2007 were $19,387, of which $10,000 was paid in the form of common stock as executive compensation to an officer and director in lieu of cash and $9,387 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended June 30, 2007, our net loss totaled $3,227, compared to a net loss of $190 in the three month period ended June 30, 2006.  During the six months ended June 30, 2007 and 2006, our net losses were $8,159 and $10,190, respectively.  Since our inception, we have accumulated net losses in the amount of $19,349.  We anticipate incurring ongoing operating losses, although we cannot estimate the magnitude of such.

Our sole officer and director believes that our cash on hand as of June 30, 2007 in the amount of $39,339 is sufficient to fund our operations over the next 12 months.  We recently sold 800,000 shares of our common stock for gross proceeds of $40,000.  Although we expect these funds to be sufficient to execute our plans and establish a base of operations, our ability to become profitable is significantly dependent upon our ability to generate sales in the next 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise additional capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this quarterly statement.  If our business fails, our investors may face a complete loss of their investment.

Generating sales is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $15,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  We have already begun to accumulate saleable inventory of dental products and have begun to generate revenues from sales of such.  However, in order to achieve our goal of generating $15,000 in revenues over the next 12 months, our management believes we must create and implement a marketing strategy.  In the next three to six months, we expect to implement a promotional strategy to generate awareness of our brand and proposed products.  Our management will attempt to establish direct relationships with dental professionals through telephone calls, mailers and face-to-face visits.  We expect to use widely available telephone directories to compile a database of dental offices’ phone numbers.  We have not begun to compile such a list, nor have we formulated direct mail advertisements.

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

PART II - OTHER INFORMATION

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