Form 10QSB
period 2007-09-30
WHITE DENTAL SUPPLY, INC.
filed 2007-11-06
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2007:

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

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Balance Sheet

September 30,
2007
Assets

Current assets:
Cash	$30,347
Inventory	1,128
Prepaid expenses and current deposits	500
Total current assets	31,975

$31,975

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	45
Total current liabilities	45

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,050,000 shares issued and outstanding	11,050
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-
Additional paid-in capital	48,950
(Deficit) accumulated during development stage	(28,070)
31,930

$31,975

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		March 29, 2006
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007

Revenue	$585	$-	$925	$-	$925
Cost of goods sold	490	-	747	-	747

Gross profit	95	-	178	-	178

Expenses:
Executive compensation	-	-	-	10,000	10,000
General and administrative expenses	8,816	1,000	17,013	1,190	18,203
Total expenses	8,816	1,000	17,013	11,190	28,203

(Loss) before provision for income taxes	(8,721)	(1,000)	(16,835)	(11,190)	(28,025)

Provision for income taxes	-	-	(45)	-	(45)

Net (loss)	$(8,721)	$(1,000)	$(16,880)	$(11,190)	$(28,070)

Weighted average number of
common shares outstanding - basic and fully diluted	11,050,000	10,250,000	10,669,048	10,237,903

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the nine months ended		March 29, 2006
	September 30,		(Inception) to
	2007	2006	September 30, 2007
Cash flows from operating activities
Net (loss)	$(16,880)	$(11,190)	$(28,070)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	(1,128)	-	(1,128)
(Increase) in prepaid expenses and current deposits	(500)	-	(500)
Increase in accounts payable	45	-	45
Net cash (used) by operating activities	(18,463)	(1,190)	(19,653)

Cash flows from financing activities
Donated capital	-	-	-
Issuances of common stock	40,000	10,000	50,000
Net cash provided by financing activities	40,000	10,000	50,000

Net (decrease) increase in cash	21,537	8,810	30,347
Cash - beginning	8,810	-	-
Cash - ending	$30,347	$8,810	$30,347

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$10,000	$10,000
Number of shares issued for services	-	10,000,000	10,000,000

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($28,070) for the period from March 29, 2006 (inception) to September 30, 2007, and had sales of $925.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company recently completed an offering of its equity securities to obtain operating capital.  In the event additional capital is required, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.

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

As of September 30, 2007, there have been no other issuances of common stock.

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about White Dental Supply, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, WITD’s actual results may differ materially from those indicated by the forward-looking statements.

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

During the quarter ended September 30, 2007, we generated revenues in the amount of $585 from sales of our dental supplies. During the entire year 2006, we did not generate any revenues because we did not have any products in inventory to sell.  In the nine month period ended September 30, 2007, we realized $925 in sales.  Since our inception on March 29, 2006 through September 30, 2007, we generated a total of $925 in sales.  We do not have any major customer accounting for a significant percentage of sales and we have no long term agreements with any customers.

As a result of our sales, during the three month period ended September 30, 2007, we incurred cost of goods sold in the amount of $490.  This amount represents a gross margin of approximately 16% on sales of our products.  After factoring in cost of goods sold, our gross profit was $95 for the three months ended September 30, 2007.  Since we did not sell any products in the year 2006, we did not incur any cost of sales.  During the nine months ended September 30, 2007, cost of goods sold amounted to $747, leading to a gross profit of $178 for a gross margin of approximately 19%.  Since our inception to September 30, 2007, total cost of goods sold amounted to $747, resulting in a gross profit of $178.

During the three months ended September 30, 2007, we spent $8,816 in total expenses, consisting solely of general and administrative expenses, which are comprised of various office expenditures and accounting and legal fees.  In the comparable three month period ended September 30, 2006, we incurred $1,000 in total expenses, made up of general and administrative expenses.  The substantial 782% (or $7,816) increase in total operating expenses from the three months ended September 30, 2006 to the three months ended September 30, 2007 is attributable primarily to our increased pursuit of our planned principal operations and the costs of being a reporting company with the SEC.

For the nine months ended September 30, 2007, we incurred operating expenses in the amount of $17,013, all of which is attributable to general and administrative expenses related to the cost of general office expenses, such as postage, supplies and printing.  In the year ago comparable period ended September 30, 2006, we incurred $11,190 in operating expenses related to $190 in general and administrative costs and executive compensation in the form of common stock issued to an officer and director for services rendered in the amount of $10,000.

Total operating expenses from our inception through September 30, 2007 were $28,203, of which $10,000 was paid in the form of common stock as executive compensation to an officer and director in lieu of cash and $18,203 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended September 30, 2007, our net loss totaled $8,721, compared to a net loss of $1,000 in the three month period ended September 30, 2006.  During the nine months ended September 30, 2007 and 2006, our net losses were $16,835 and $11,190, respectively.  Since our inception, we have accumulated net losses in the amount of $28,025.  We anticipate incurring ongoing operating losses, although we cannot estimate the magnitude of such.

Our management believes that our cash on hand as of September 30, 2007 in the amount of $30,347 is sufficient to fund our operations over the next 12 months.  We recently sold 800,000 shares of our common stock for gross proceeds of $40,000.  Although we expect these funds to be sufficient to execute our plans and establish a base of operations, our ability to become profitable is significantly dependent upon our ability to generate sales in the next 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise additional capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this quarterly statement.  If our business fails, our investors may face a complete loss of their investment.

Generating sales is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $15,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  We have already begun to accumulate saleable inventory of dental products and continue to generate revenues from sales of such.  However, in order to achieve our goal of generating $15,000 in revenues over the next 12 months, our management believes we must create and implement a marketing strategy.  In the next six months, we expect to implement a promotional strategy to generate awareness of our brand and proposed products.  Our management will attempt to establish direct relationships with dental professionals through telephone calls, mailers and face-to-face visits.  We expect to use widely available telephone directories to compile a database of dental offices’ phone numbers.  We have not begun to compile such a list, nor have we formulated direct mail advertisements.

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

Our board of directors was advised by Moore & Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2006 Moore & Associates, Chartered, identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	November 2, 2007
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	November 2, 2007
Michael White

/s/ Michael White	Chief Accounting Officer	November 2, 2007
Michael White