Form 10KSB
period 2007-12-31
WHITE DENTAL SUPPLY, INC.
filed 2008-04-09
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-140276

WHITE DENTAL SUPPLY, INC.
(Name of small business issuer in its charter)

Nevada	20-4622782
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

11677 N. 91st Place Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 330-1922

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ]

The issuer's revenue for its most recent fiscal year was $1,674.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $40,000 as of April 9, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 9, 2008 was 11,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, White Dental Supply’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

White Dental Supply, Inc. was incorporated in Nevada on March 29, 2006.

Our administrative office is located at 11677 N. 91st Place, Scottsdale, AZ 85260.

Our fiscal year end is December 31.

We are a retailer of dental supplies.  As of the date of this annual report, we have generated revenues in the amount of $1,674 and incurred an aggregate net loss of $31,774.  Our operations to date have been devoted to the following:

1.

Formation of the Company,

2.

Obtaining seed capital through sales of our common stock, and

3.

Developed and published our website.

Business of Issuer

Principal Products and Principal Markets

We are a retailer of disposable and consumable prophylactic dental products, including, without limitation, pastes, brushes, sterilization products and other cleaning and preventive dental supplies.  We target dental professionals, as well as home users, initially in the Phoenix, Arizona metropolitan area.

Our management believes that citizens in the United States and most other industrialized nations generally believe that regularly cleaning teeth is effective in improving oral health by reducing the occurrence of cavities, gingivitis and periodontal disease.  Since simple brushing, annual dental check-ups and other preventive activities are generally less expensive than visiting a dental professional to treat dental diseases and decay, an increasing number of consumers have recognized the cost effectiveness of practicing preventive dentistry.

The variety of potential product lines we may seek to carry in inventory is countless and each individual line may encompass dozens of stock keeping units of closely related issues.  The resulting number of possible stock keeping units numbers in the hundreds of thousands.  For instance, there are several major toothpaste manufacturers, such as Crest (which is owned by Proctor & Gamble) and Colgate (owned by Colgate-Palmolive), each of which produces a large variety of “flavors,” whitening pastes, sizes and dispensers.  As a result, we seek to select merchandise on the basis of salability and uniqueness.  Nancy White, our President, undertakes all merchandising activities.  We do not manufacture or produce any item in-house.  All products in our inventory have been purchased from third-party manufacturers or suppliers.

Distribution Methods of the Products

We initially intend to focus our sales efforts on establishing direct contact with dental professionals practicing in the Phoenix, Arizona metropolitan area.  Our direct sales methods will initially encompass mailers, brochures, telephone contact and face-to-face visits by our officers.  Our management believes that mailing lists targeting dental practitioners can be purchased at a relatively cost-effective basis and encompasses traditional mailing addresses, as well as e-mail addresses.  We may also elect to use telephone directories to compile a database of dental offices’ phone numbers.  We do not have any arrangements to purchase mailings lists, have not begun to compile a list of telephone numbers nor have we formulated direct mail brochures.

In addition to a direct sales approach, we plan to establish a presence on the World Wide Web.  Our management believes that the Internet plays an important role in generating brand awareness and we have reserved the domain www.whitedentalsupply.com, which will initially serve mainly as an advertising and marketing tool.  The website is excepted to feature information about our company and the dental supplies we have yet to stock.  As our operations warrant and finances permit, it is our goal to eventually enable the website to become an e-commerce medium, whereby consumers and dental professionals will be able to purchase our products via the Internet.  Currently, the site is in development and has not been published.  A portion of the proceeds from the offering contemplated in this prospectus, is allocated to developing and establishing our Internet presence.

In addition, we plan to research the possibility of entering into strategic alliances to generate brand awareness and may allow us to capitalize on the larger product offerings of other companies.  We are in the process of identifying companies with vendor and affiliate programs that will allow us to either list and sell their existing real-time inventory on our proposed website or earn commissions based upon sales effected from our proposed website.  We have not yet published our website, nor have we identified or contacted any such vendors or affiliates.

From our inception to the date of this prospectus, we have not engaged in any sales activities.  We have no methods of distribution in place, nor do we have any merchandise to distribute.  However, it is anticipated that when we are required to fulfill customer orders, we will use general parcel services such as United Parcel Service, DHL and Federal Express.

Industry Background and Competition

The market for dental products is very competitive, highly fragmented and is characterized by pricing pressures, quality of customer service, breadth and depth of product selection, as well as convenience, reliability and accessibility.  We expect to compete with many online and physical retailers that either specialize in dental products or carry dental supplies as a complementary offering.  Our competitors can be divided into several groups:

1.

Local dental offices that sell products to supplement their income;

2.

Mass-market retailers and grocery and drug stores that may operate nationally, like Wal-Mart and Albertsons, or on a localized, sole proprietor basis;

3.

Wholesalers and manufacturers of dental supplies with direct sales capabilities; and

4.

Mail-order and on-line dental supply companies, such as Patterson Dental, Scott’s Dental Supply and Pearson Dental Supplies.

Our management believes there exists significantly similar, and often competitively priced, merchandise sold by numerous competitors of varying sizes.  We are a start-up company without a base of operations and lacking an ability to generate sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.

Significantly all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.  Many of these current and potential competitors can devote substantially more resources to Web site and systems development than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with competitors or dental supply retailers.

Need for Government Approval of Principal Products

Any marketing, distribution and sale of the products we propose to sell will be subject to the requirements of various federal, state and local laws and regulations.  We will be subject to regulation by the Federal Food and Drug Administration, the Drug Enforcement Administration and the U.S. Department of Transportation.  Among the federal laws which may impact us are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and sale of drugs and medical devices which are expected to be distributed by us, and which may require us to be registered with the Federal Food and Drug Administration; the Safe Medical Devices Act, which may impose certain reporting requirements on us in the event of an incident involving serious illness, injury or death caused by a medical device that may be distributed by us; and the Controlled Substance Act, which regulates the record keeping, handling, storage and sale of drugs that we may sell, and which could require us to be registered with the Drug Enforcement Administration.  In addition, the transportation of certain products that may be distributed by us that are considered hazardous materials is subject to regulation by the U.S. Department of Transportation.

While we believe we are and will be in substantial compliance with the laws and regulations which regulate our business, and that we possess all the licenses required in the conduct of our business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact our proposed business.

Effect of Existing or Probable Governmental Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.  We do not currently provide individual personal information regarding our users to third parties and we currently do not identify registered users by age, nor do we expect to do so in the foreseeable future.  The adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

In addition to regulations applicable to businesses generally, we are regulated by federal, state or local governmental agencies with respect to the shipment of dental products.  We expect to rely upon our potential suppliers to meet the various regulatory and other legal requirements applicable to products that will be supplied by them to us.  However, we guarantee that such suppliers have in the past, or will in the future, always do so, or that their actions will be adequate or sufficient to satisfy all governmental requirements that may be applicable to these sales.  We would be fined or exposed to civil or criminal liability, and we could receive potential negative publicity, if these requirements were not to be fully met by suppliers or by us directly.

Number of total employees and number of full time employees

We are currently in the development stage.  During the development stage, we plan to rely exclusively on the services of Nancy White, President and director, and Michael White, our Treasurer, to set up our business operations.  Both Mr. and Mrs. White currently work for us on a part-time basis and each expect to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.

Reports to Security Holders

1.

After this offering, we will furnish our shareholders with audited annual financial reports certified by our independent accountants.

2.

After this offering, we will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials White Dental Supply, Inc. files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Nancy White, our President and sole director, and Michael White, our Treasurer.  Neither Mr. nor Mrs. White has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to execute and manage our business successfully.  We cannot guarantee you that we will overcome any such obstacle.

Mrs. White and Mr. White are involved in other business opportunities and may face a conflict in selecting between White Dental and their other business interests.  Namely, Mrs. White is currently a dental hygienist with Perfect Teeth and Mr. White is a supervisor with Medallic Art Company.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mrs. White and Mr. White to other pursuits without a sufficient warning we may, consequently, go out of business.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in this annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.

Investors will have limited control over decision-making because principal stockholders, officers and directors of White Dental Supply control the majority of our issued and outstanding common stock.

Nancy White, an executive officer, employee and sole director, beneficially owns 92.76% of the outstanding common stock.  As a result of such ownership, investors in this offering will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

White Dental Supply may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have generated only minimal cash from our operations.  Unless we begin to generate sufficient revenues from sales of our dental supplies to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, White Dental Supply may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We expect to compete with many online and physical retailers that either specialize in dental products or carry dental supplies as a complementary offering.  Dental products are sold at brick and mortar locations, such as dentists’ offices and large retailers such as Wal-Mart and Target.  Online retailers are numerous and range from dental specific websites, such as Scott’s Dental Supply and Pearson Dental Supplies, to sites that sell a large amalgam of products, like Amazon.com.

Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and preferred vendor pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products to those to we expect to offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We may be unable to generate sales without sales, marketing or distribution capabilities.

We have not commenced our planned business of selling dental supplies and do not have any sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and operate as a going concern.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We intend to rely primarily on product manufacturers and third-party distributors to supply the products we plan to offer.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for our as yet unidentified products and suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of our potential customers or developments in the dental products industry that we fail to anticipate and adapt to could reduce the demand for the dental supplies we intend to sell.  Decisions about our focus and the specific products we plan to offer will often be made in advance of entering the marketplace.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed products and lower profit margins.

White Dental Supply may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of Nancy White, our President and sole director, and Michael White, our Treasurer.  We have no other full- or part-time employees besides these individuals.  Furthermore, we do not maintain key man life insurance on either of these two individuals.  Without employment contracts, we may lose either or both of our officers and sole director to other pursuits without a sufficient warning and, consequently, go out of business.

Both of our officers and our sole director are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Mrs. White or Mr. White may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of Mrs. White or Mr. White to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

Certain Nevada corporation law provisions could prevent a potential takeover, which could adversely affect the market price of our common stock.

We are incorporated in the State of Nevada.  Certain provisions of Nevada corporation law could adversely affect the market price of our common stock.  Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us.  Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements can be substantial.  The costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

DESCRIPTION OF PROPERTY

White Dental Supply, Inc. uses office space at 11677 N. 91st Place, Scottsdale, Arizona 85260.  Mrs. Nancy White, our sole director and shareholder, is providing the office space, located at Mrs. White’s primary residence, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

Our officers, employees and sole director have not been convicted in a criminal proceeding, exclusive of traffic violations.

Our officers, employees and sole director have not been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Our officers, employees and sole director have not been convicted of violating a federal or state securities or commodities law.

There are no pending legal proceedings against us.

No director, officer, significant employee or consultant of White Dental Supply, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "WITD".  As of December 31, 2007, no public market in White Dental Supply, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  White Dental Supply, Inc. makes no representation about the value of its common stock.

Shares Available Under Rule 144

We have 11,050,000 shares of common stock outstanding, of which 10,250,000 bear a restricted legend.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this prospectus, White Dental Supply, Inc. has 11,050,000 shares of $0.001 par value common stock issued and outstanding held by one shareholder of record.  Our Transfer Agent is Holladay Stock Transfer, 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

White Dental Supply, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, White Dental intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including White Dental’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

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

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  White Dental Supply, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

We were originally incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  The products we carry include manual and electric toothbrushes, toothpastes, mouthwashes, whitening products, cleaning supplies and other dental care accessories.

During the year ended December 31, 2007, we generated revenues in the amount of $1,674 from sales of our dental supplies. During the entire year 2006, we did not generate any revenues because we did not have any products in inventory to sell.  Since our inception on March 29, 2006 through December 31, 2007, we generated a total of $1,674 in sales.  We do not have any major customer accounting for a significant percentage of sales and we have no long term agreements with any customers.

As a result of our sales, during the year ended December 31, 2007, we incurred cost of goods sold in the amount of $1,386.  This amount represents a gross margin of approximately 17% on sales of our products. After factoring in cost of goods sold, our gross profit was $288 for the year ended December 31, 2007.  Since we did not sell any products in the year 2006, we did not incur any cost of sales.  Since our inception to December 31, 2007, total cost of goods sold amounted to $1,386, resulting in a gross profit of $288.

During the year ended December 31, 2007, we spent $17,327 in total expenses, consisting solely of general and administrative expenses, which are comprised of various office expenditures and accounting and legal fees.  In the comparable year ago period ended December 31, 2006, we incurred $14,690 in total expenses, made up of $4,690 in general and administrative expenses and executive compensation in the form of common stock issued to an officer and director for services rendered in the amount of $10,000.  Total operating expenses from our inception through December 31, 2007 were $32,017, of which $10,000 was paid in the form of common stock as executive compensation to an officer and director in lieu of cash and $22,017 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We have experienced net losses in all periods since our inception on March 29, 2006.  In the year ended December 31, 2007, our net loss totaled $17,084, after accounting for provision for income taxes, compared to a net loss of $14,690 in the year ended December 31, 2006.  Since our inception, we have accumulated net losses in the amount of $31,774.  We anticipate incurring ongoing operating losses, although we cannot estimate the magnitude of such.

Our management believes that our cash on hand as of December 31, 2007 in the amount of $27,284 is sufficient to fund our operations over the next 12 months.  Although we expect these funds to be sufficient to execute our plans and establish a base of operations, our ability to become profitable is significantly dependent upon our ability to generate sales in the next 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise additional capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this quarterly statement.  If our business fails, our investors may face a complete loss of their investment.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

White Dental Supply, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 2007

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the year ended

December 31, 2007,

and

for the period

March 29, 2006 (Date of Inception)

through

December 31, 2007

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                   PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

White Dental Supply, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of White Dental Supply, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007,  the period from inception on March 29, 2006 through December 31, 2006 and since inception on March 29, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Dental Supply, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007,  the period from inception on March 29, 2006 through December 31, 2006 and since inception on March 29, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $31,774 and has had no sales, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 9, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F1

White Dental Supply, Inc.

(a Development Stage Company)

Balance Sheet

	December 31,
	2007	2006
Assets

Current assets:
Cash	$27,284	$5,310
Inventory	488	-
Prepaid expenses and current deposits	500	-
Total current assets	27,272	5,310

Total Assets	$27,272	$5,310

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$46	$-
Total current liabilities	46	-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,050,000 shares issued and outstanding	11,050	10,250
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Additional paid-in capital	48,950	9,750
(Deficit) accumulated during development stage	(31,774)	(14,690)
	28,226	5,310

Total Liabilities and Stockholders’ Equity	$28,272	$5,310

The accompanying notes are an integral part of these financial statements.

F2

White Dental Supply, Inc.

(a Development Stage Company)

Statements of Operations

	For the year ended	March 29, 2006
	December 31,	(Inception) to
	2007	2006	2007

Revenue	$1,674	$-	$1,674
Cost of goods sold	1,386	-	1,386

Gross profit	288	-	288

Expenses:
Executive compensation	-	10,000	10,000
General and administrative expense	17,327	4,690	22,017
Total expenses	17,327	14,690	32,017

(Loss) before provision for taxes	(17,039)	(14,690)	(31,729)

Provision for income taxes	(45)	-	(45)

Net (loss)	$(17,084)	$(14,690)	$(31,774)

Weighted average number of
common shares outstanding - basic and fully diluted	10,765,068	10,241,906

Net (loss) per common share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

White Dental Supply, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
			Additional	Accumulated	Total
	Common Stock		Paid-in	During	Stockholders'
	Shares	Amount	Capital	Stage	Equity

March 2006
Founders' shares
issued for services	10,000,000	$10,000	$-	$-	$10,000

April 2006
Founders' shares
issued for services	250,000	250	4,750	-	5,000

September 2006
Donated capital	-	-	5,000	-	5,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	(14,690)	(14,690)

Balance, December 31, 2006	10,250,000	10,250	9,750	(14,690)	5,310

May 2007
Issued for cash	800,000	800	39,200	-	40,000

Net (loss)
For the year ended
December 31, 2007	-	-	-	(17,084)	(17,084)

Balance, December 31, 2007	11,050,000	$11,050	$48,950	$(31,774)	$28,226

The accompanying notes are an integral part of these financial statements.

F5

White Dental Supply, Inc.

(a Development Stage Company)

Statement of Cash Flows

	For the year ended	March 29, 2006
	December 31,	(Inception) to December 31,
	2007	2006	2007
Operating activities
Net (loss)	$(17,084)	$(14,690)	$(31,774)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(488)	-	(488)
(Increase) in prepaid expenses and current deposits	(500)	-	(500)
Increase in accounts payable	46	-	46
Net cash (used) by operating activities	(18,026)	(4,690)	(22,716)

Financing activities
Donated capital	-	5,000	5,000
Issuances of common stock	40,000	5,000	45,000
Net cash provided by financing activities	40,000	10,000	50,000

Net increase (decrease) in cash	21,974	5,310	27,284
Cash – beginning	5,310	-	-
Cash – ending	$27,284	$5,310	$27,284

Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid

Non-cash transactions:
Shares issued for executive compensation		$10,000	$10,000
Number of shares issued for executive compensation		10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

F6

White Dental Supply, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 1 – History and organization of the company

The Company was organized March 29, 2006 (Date of Inception) under the laws of the State of Nevada, as White Dental Supply, Inc.  The Company is authorized to issued 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0001 par value preferred stock.

The business of the Company is to sell dental supplies through direct marketing and via the internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007.

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2007.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2007.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2007.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

F7

White Dental Supply, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

General and administrative expenses

The significant components of general and administrative expenses consists of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In June 2006, the Financial Accounting Standards Board (:FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2007 and found no adjustments necessary.

F8

White Dental Supply, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 1007, and interim periods within those years.  The provisions of SFAS No. 157 are to be applied proactively upon adoption, except for limited specified exemptions.  We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($31,774) for the period from March 29, 2006 (inception) to December 31, 2007, and had sales of $1,674.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 – Income taxes

For the years ended December 31, 2007 and 2006, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007 and 2006, the Company had approximately $17,372 and $14,690 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	5,906	4,995
Valuation allowance	(5,906)	(4,995)
Total deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006.

F9

White Dental Supply, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 5 – Stockholders’ equity

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

As of December 31, 2007, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of December 31, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

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

F10

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Moore & Associates, Chartered, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

White Dental Supply, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Nancy White	41	President, CEO, Secretary and Director

Michael R. White	35	Treasurer

Nancy White, President: Ms. White graduated from the University of South Dakota in 1986.  She is a licensed Dental Hygienist and Certified Local Anestheologist.  She regularly attends classes at various area colleges and universities to maintain her certified status.  Mrs. White has been employed as a dental hygienist for the past 20 years.  Most recently, Ms. White has been employed at Perfect Teeth in Phoenix, Arizona, where she has been on staff for the past 8 years, since 1998.  She is responsible for performing adult and child prophies, performing advanced periodontal treatment and root lanning, administering local anesthesia, applying sealant materials and working with bleach trays.

Michael R. White, Treasurer:  Mr. White graduated Cum Laude from Iowa Lakes Community College in 1991.  Mr. White further pursued a Bachelor of Science Degree in Fine Arts at the University of Northern Iowa and a degree in Mass Communication at the University of South Dakota.  He is a supervisor in the Engraving/Reducing/3D CAD CNC Department at Medallic Art Company, where he has been employed for the past 9 years.  Mr.  White directs the overall operations of engraving, reducing, mold making, 3D CAD drawing, CNC setup, inventory, die production, software and quality control.

Family Relationships

Nancy White and Michael White are siblings.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a).

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2007 and 2006, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Nancy White	2007	0	0	0	0	0	0	0	0
President	2006	0	0	10,000	0	0	0	0	10,000

Michael White	2007	0	0	0	0	0	0	0	0
Treasurer	2006	0	0	0	0	0	0	0	0

Directors' Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

We have no employment or other agreement for services with any of our officers, directors or employees.  Since our incorporation, we have paid a total of $10,000 in executive compensation expense to our executive officers for services rendered in the form of our common stock in lieu of cash.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement is expected to be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of White Dental Supply, Inc.’s common stock by all persons known by White Dental Supply to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Nancy White, President and CEO	10,250,000	92.76%

	All Directors and Officers as a group (1 persons)	10,250,000	92.76%

Notes:

1.

The address for Nancy White is c/o White Dental Supply, Inc., 11677 N. 91st Place, Scottsdale, Arizona 85260.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2006, we issued 10,000,000 shares of $0.001 par value common stock to Nancy White, an officer and our sole director, in exchange for services performed valued at $10,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

Also in March 2006, we issued 250,000 shares of $0.001 par value common stock to Nancy White, in exchange for cash in the amount of $5,000.

In September 2006, a shareholder, Nancy White donated cash to the Company in the amount of $5,000.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

Additionally, we use office space and services provided without charge by Mrs. White.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007

Audit fees	$2,500
Audit-related fees	-
Tax fees	300
All other fees	-

Total fees	$2,800

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WHITE DENTAL SUPPLY, INC.
(Registrant)

By: /s/ Nancy White, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Nancy White	President, CEO and Director	April 9, 2008
Nancy White

/s/ Michael White	Chief Financial Officer	April 9, 2008
Michael White

/s/ Michael White	Chief Accounting Officer	April 9, 2008
Michael White