Form 10QSB
period 2008-03-31
WHITE DENTAL SUPPLY, INC.
filed 2008-05-16
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

11,050,000

WHITE DENTAL SUPPLY, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-KSB, previously filed with the Commission on April 9, 2008.

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
2008
Assets

Current assets:
Cash	$21,428
Inventory	488
Prepaid expenses and current deposits	500
Total current assets	22,416

Total Assets	$22,416

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,000
Total current liabilities	1,000

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,050,000 shares issued and outstanding	11,050
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding	-
Additional paid-in capital	48,950
(Deficit) accumulated during development stage	(38,584)
21,416

Total Liabilities and Stockholders’ Equity	$22,416

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Statements of Operations

			March 29, 2006
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	1,386

Gross profit	-	-	288

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	6,765	1,387	28,782
Total expenses	6,765	1,387	38,782

Loss before provision for income taxes	(6,765)	(1,387)	(38,494)

Provision for income taxes	(45)	(45)	(90)

Net (loss)	$(6,810)	$(1,432)	$(38,584)

Weighted average number of
common shares outstanding - basic and fully diluted	11,050,000	10,250,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

			March 29, 2006
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Operating activities
Net (loss)	$(6,810)	$(1,432)	$(38,584)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	-	(488)
(Increase) in prepaid expenses and current deposits	-	(500)	(500)
Increase in accounts payable	954	-	1,000
Net cash (used) by operating activities	(5,856)	(1,932)	(28,572)

Financing activities
Donated capital	-	-	-
Issuances of common stock	-	-	50,000
Net cash provided by financing activities	-	-	50,000

Net (decrease) increase in cash	(5,856)	(1,932)	21,428
Cash - beginning	27,284	5,310	-
Cash - ending	$21,428	$3,378	$21,428

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$10,000	$10,000
Number of shares issued for services	-	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($38,584) for the period from March 29, 2006 (inception) to March 31, 2008, and had sales of $1,674.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

White Dental Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Stockholders’ equity (continued)

On May 10, 2007, the Company completed a public offering, whereby it sold 800,000 shares of its par value common stock for total gross cash proceeds in the amount of $40,000.  Total offering costs related to this issuance was $500.

As of March 31, 2008, there have been no other issuances of common stock.

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

Overview

We were originally incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  To date, we have begun to implement our business plan but have not commenced our planned principal operations and have no significant assets and minimal sales.

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

Management’s Discussion

Since our inception through March 31, 2008, we have generated revenues in the amount of $1,674 and incurred $1,386 in cost of goods sold and shipping charges.  We did not generate any revenues in the three month periods ended March 31, 2008 or 2007.

For the three months ended March 31, 2008, we incurred operating expenses in the amount of $6,765, all of which is attributable to general and administrative expenses related to the cost of general office expenses, such as postage, supplies and printing.  In the year ago comparable period ended March 31, 2007, we incurred $1,387 in operating expenses related specifically to general and administrative expenses related to the cost of general office expenses.  Total operating expenses since our inception on March 29, 2006 to March 31, 2008 were $38,782, of which $10,000 is attributable to executive compensation and $28,782 in general and administrative expenses.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended March 31, 2008, our net loss totaled $6,810, compared to a net loss of $1,432 in the prior period ended March 31, 2007.  Since our inception, we have accumulated net losses in the amount of $38,584.  We anticipate incurring ongoing operating losses, although we cannot estimate the magnitude of such.

Our management believes that our cash on hand as of March 31, 2008 in the amount of $21,428 is sufficient to fund our operations over the next 12 months.  Generating sales is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $15,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

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

Our board of directors were advised by Moore & Associates, Chartered, our independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered, identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	May 15, 2008
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	May 15, 2008
Michael White

/s/ Michael White	Chief Accounting Officer	May 15, 2008
Michael White