Form 10-Q
period 2008-06-30
WHITE DENTAL SUPPLY, INC.
filed 2008-07-25
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at July 23, 2008)

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

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Assets

Current assets:
Cash	$6,901	$27,284
Inventory	488	488
Prepaid expenses and current deposits	30	500
Total current assets	7,419	28,272

Total Assets	$7,419	$28,272

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts Payable	$169	$46
Total current liabilities	169	46

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	(39,450)	(39,450)
(Deficit) accumulated during development stage	(52,750)	(31,774)
	7,250	28,226

Total Liabilities and Stockholders’ Equity	$7,419	$28,722

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		Six Months Ended		March 29, 2006
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$339	$-	$339	$1,674
Cost of goods sold	-	256	-	256	1,386

Gross profit	-	83	-	83	288

Expenses:
Executive compensation	-	-	-	-	10,000
General and administrative expenses	14,036	3,310	20,931	8,197	42,948
Total expenses	14,036	3,310	20,931	8,197	52,948

(Loss) before provision for income taxes	(14,306)	(3,227)	(20,931)	(8,114)	(52,660)

Provision for income taxes	-	-	(45)	(45)	(90)

Net (loss)	$(14,306)	$(3,277)	$(20,976)	$(8,159)	$(52,750)

Weighted average number of
common shares outstanding - basic and fully diluted	99,450,000	96,285,165	99,450,000	94,278,729

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the six months ended		March 29, 2006
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net (loss)	$(20,976)	$(8,159)	$(52,750)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	-	(827)	(488)
(Increase) decrease in prepaid expenses and current deposits	470	(500)	(30)
Increase in accounts payable	123	-	169
Increase in consumer credit	-	15	-
Net cash (used) by operating activities	(20,383)	(9,471)	(43,099)

Cash flows from financing activities
Issuances of common stock	-	40,000	50,000
Net cash provided by financing activities	-	40,000	50,000

Net increase (decrease) in cash	(20,383)	30,529	6,901
Cash - beginning	27,284	8,810	-
Cash - ending	$6,901	$39,339	$6,901

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$-	$10,000
Number of shares issued for services	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2008 and December 31, 2007

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($52,750) for the period from March 29, 2006 (inception) to June 30, 2008, and had sales of $1,674.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

On March 28, 2006, the Company issued 90,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

On April 7, 2006, the Company issued 2,250,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $5,000.

White Dental Supply, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2008 and December 31, 2007

Note 4 - Stockholders’ equity (continued)

On September 8, 2006, the founding shareholder of the Company donated cash in the amount of $5,000.  The entire amount is considered donated capital and recorded as additional paid-in capital.

On May 10, 2007, the Company completed a public offering, whereby it sold 7,200,000 shares of its par value common stock for total gross cash proceeds in the amount of $40,000.  Total offering costs related to this issuance was $500.

On June 18, 2008, the Board of Directors authorized and declared a forward stock split to be affected in the form of a stock dividend, whereby eight new shares of common stock will be issued for each one existing share of common stock that is outstanding as of June 18, 2008, resulting in a total of nine post-split shares for each pre-split share outstanding, payable on July 17, 2008.  All references to share and per share information in the condensed financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

As of June 30, 2008, there have been no other issuances of common stock.

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Management’s Discussion

We were originally incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three and six months ended June 30, 2008, we did not generate any revenues.  During the year ago three and six month periods ended June 30, 2007, we realized $339 in revenues.  The decrease in revenues year-over-year is attributable to a lack of awareness of our brand and product offerings, which is related to the failure of our attempts to generate brand awareness with our marketing and sales strategies.  Since our inception on September 11, 2003 through June 30, 2008, we generated a total of $1,674 in sales.  We do not have any long-term agreements to sell our dental products to any one customer.  We have no recurring customers and have no ongoing revenue sources.  As a result, we are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.

In association with sales of our dental products, we incurred cost of goods sold in the amount of $256 during the three and six month periods ended June 30, 2007.  After factoring in cost of goods sold, our gross profit was $83 for the three and six months ended June 30, 2007.  This represents a gross margin of approximately 24% on sales of our products.  As we did not realize any sales during the three and six months ended June 30, 2008, we did not incur any cost of goods sold.  Since our inception to June 30, 2008, total cost of goods sold amounted to $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

For the three months ended June 30, 2008, we incurred operating expenses in the amount of $14,036, all of which is attributable to general and administrative expenses related to the cost of general office expenses, such as postage, supplies and printing.  In the year ago comparable period ended June 30, 2007, we incurred $3,310 in operating expenses related specifically to general and administrative expenses related to the cost of general office expenses.  The substantial $10,726 increase in operating expenses year-over-year is primarily due to the accounting, legal and professional costs associated with being a public reporting company.  Total operating expenses since our inception on March 29, 2006 to June 30, 2008 were $52,948, of which $10,000 is attributable to executive compensation and $42,948 in general and administrative expenses.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended June 30, 2008, our net loss totaled $14,036, compared to a net loss of $3,227 in the prior period ended June 30, 2007.  Since our inception, we have accumulated net losses in the amount of $52,750.  We anticipate incurring ongoing operating losses, although we cannot estimate the magnitude of such.

Our management believes that our cash on hand as of June 30, 2008 in the amount of $6,901 is not sufficient to fund our operations over the next 12 months.  Generating sales is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $45,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate additional sales, let alone achieve that target.  If we do not generate sufficient revenues and cash flows to support our operations over the next six months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that additional financing can be obtained or, if obtained, that it will be on reasonable terms.  To date, we have been materially unsuccessful in establishing our business and generating adequate brand awareness.  Additionally, our management expects that we will continue to experience net cash out-flows for the foreseeable future given developmental nature of our business.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

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

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	July 25, 2008
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	July 25, 2008
Michael White

/s/ Michael White	Chief Accounting Officer	July 25, 2008
Michael White