Form 10-Q
period 2008-09-30
WHITE DENTAL SUPPLY, INC.
filed 2008-11-06
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at November 5, 2008)

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

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Assets

Current assets:
Cash	$1,321	$27,284
Inventory	488	488
Prepaid expenses and current deposits	30	500
Total current assets	1,839	28,272

Total Assets	$1,839	$28,272

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts Payable	$45	$46
Total current liabilities	45	46

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	(39,450)	(39,450)
(Deficit) accumulated during development stage	(58,206)	(31,774)
	1,794	28,226

Total Liabilities and Stockholders’ Equity	$1,839	$28,722

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		March 29, 2006
	September 30,		September30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$585	$-	$925	$1,674
Cost of goods sold	-	490	-	747	1,386

Gross profit	-	95	-	178	288

Expenses:
Executive compensation	-	-	-	-	10,000
General and administrative expenses	5,456	8,816	26,387	13,513	48,404
Total expenses	5,456	8,816	26,387	13,513	58,404

(Loss) before provision for income taxes	(5,456)	(8,721)	(26,387)	(13,335)	(58,116)

Provision for income taxes	-	-	(45)	(45)	(90)

Net (loss)	$(5,456)	$(8,721)	$(26,432)	$(13,380)	$(58,206)

Weighted average number of
common shares outstanding – basic and fully diluted	99,450,000	99,450,000	99,450,000	96,021,429

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the nine months ended		March 29, 2006
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities
Net (loss)	$(26,432)	$(13,380)	$(58,206)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	-	(1,128)	(488)
(Increase) decrease in prepaid expenses and current deposits	470	(500)	(30)
Increase in accounts payable	(1)	45	45
Increase in consumer credit	-	-	-
Net cash (used) by operating activities	(25,963)	(14,963)	(48,679)

Cash flows from financing activities
Issuances of common stock	-	40,000	50,000
Net cash provided by financing activities	-	40,000	50,000

Net increase (decrease) in cash	(25,963)	25,037	1,321
Cash – beginning	27,284	5,310	-
Cash – ending	$1,321	$30,347	$1,321

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2008 and December 31, 2007

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($58,206) for the period from March 29, 2006 (inception) to September 30, 2008, and had sales of $1,674.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

White Dental Supply, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2008 and December 31, 2007

Note 4 – Stockholders’ equity (continued)

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

As of September 30, 2008, there have been no other issuances of common stock.

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

Management’s Discussion

We were originally incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three and nine months ended September 30, 2008, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.

During the year ago three month period ended September 30, 2007, we realized $585 in revenues from sales of our dental product offerings.  In association with sales of our dental products, we incurred cost of goods sold in the amount of $490 during the three months ended September 30, 2007.  After factoring in cost of goods sold, our gross profit was $95 for the three months ended September 30, 2007.  This represents a gross margin of approximately 16% on sales of our products.  In the nine month period ended September 30, 2007, revenues were $925, while cost of goods sold amounted to $747.  The resultant gross profit during the nine months ended September 30, 2007 was $178, for a gross margin of 19%.

Since our inception on March 29, 2006 through September 30, 2008, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to September 30, 2008, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.  We do not have any long-term agreements to sell our dental products to any one customer.  We have no recurring customers and have no ongoing revenue sources.  As a result, we are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.

For the three months ended September 30, 2008, we incurred operating expenses in the amount of $5,456, all of which is attributable to general and administrative expenses related to the cost of general office expenses, such as postage, supplies and printing.  In the year ago comparable period ended September 30, 2007, we incurred $8,816 in operating expenses related specifically to general and administrative expenses related to the cost of general office expenses.  The $3,360 decrease in operating expenses year-over-year is primarily due to the marketing and operating costs incurred in our attempts to generate brand awareness and sales during the three months ended September 30, 2007, as opposed to a relatively minimal marketing budget in the most recent three months ended September 30, 2008.

In the nine months ended September 30, 2008, total expenses were $26,387, consisting solely of general and administrative costs.  Comparatively, during the nine month period ended September 30, 2007, total expenses were $13,513, all of which is attributable to general and administrative costs.  Total operating expenses since our inception on March 29, 2006 to September 30, 2008 were $58,404, of which $10,000 is attributable to executive compensation and $48,404 in general and administrative expenses.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended September 30, 2008, our net loss totaled $5,456, compared to a net loss of $8,721 in the prior period ended September 30, 2007.  During the nine months ended September 30, 2008, we incurred a net loss of $26,432, compared to a net loss of $13,380 in the nine month period ended September 30, 2007.  Since our inception, we have accumulated net losses in the amount of $58,206.  We anticipate incurring ongoing operating losses, although we cannot estimate the magnitude of such.

Our management believes that our cash on hand as of September 30, 2008 in the amount of $1,321 is not sufficient to fund our operations over the next 12 months.  Generating sales is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $45,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate additional sales, let alone achieve that target.  If we do not generate sufficient revenues and cash flows to support our operations over the next six months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that additional financing can be obtained or, if obtained, that it will be on reasonable terms.  To date, we have been materially unsuccessful in establishing our business and generating adequate brand awareness.  Additionally, our management expects that we will continue to experience net cash out-flows for the foreseeable future given developmental nature of our business.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	November 6, 2008
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	November 6, 2008
Michael White

/s/ Michael White	Chief Accounting Officer	November 6, 2008
Michael White