Form 10-K
period 2008-12-31
WHITE DENTAL SUPPLY, INC.
filed 2009-03-30
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ___________

Commission File Number: 333-140276

WHITE DENTAL SUPPLY, INC.
(Name of small business issuer in its charter)

Nevada	20-4622782
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

11677 N. 91st Place Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 330-1922

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $40,000 as of March 30, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2009 was 99,450,000.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

WHITE DENTAL SUPPLY, INC.
FORM 10-K
For the year ended December 31, 2008

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

Nancy White, our President, undertakes all merchandising activities.  We do not manufacture or produce any item in-house.  We purchased all products in our inventory from third-party manufacturers or suppliers.

Distribution Methods of the Products and Services

To fulfill customer orders for resale merchandise, we use general parcel services such as United Parcel Service, DHL and Federal Express, as well as the United States Postal Service.

Industry Background and Competition

The market for dental products is very competitive, highly fragmented and characterized by pricing pressures, quality of customer service, breadth and depth of product selection, as well as convenience, reliability and accessibility.  We expect to compete with many online and physical retailers that either specialize in dental products or carry dental supplies as a complementary offering.  Our competitors can be divided into several groups:

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

Need for Government Approval of Principal Products

The marketing, distribution and sale of the products we sell are subject to the requirements of various federal, state and local laws and regulations.  We are subject to regulation by the Federal Food and Drug Administration, the Drug Enforcement Administration and the U.S. Department of Transportation.  In addition, the transportation of certain products that may be distributed by us that are considered hazardous materials is subject to regulation by the U.S. Department of Transportation.

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

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

RISK FACTORS

Our officers and sole director work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

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

Investors may lose their entire investment if we are unable to continue as a going concern.

We have no demonstrable operations record on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  If we fail to create a base of operations for our dental supply business, we may be forced to cease operations, in which case investors may lose their entire investment.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated positive cash inflows from our operations.  Unless we begin to generate sufficient revenues from our sales of dental products to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of pressures from competitors with more resources, White Dental Supply may fail to implement its business model profitably.

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

Any change in the preferences of golf enthusiasts that we fail to anticipate could reduce the demand for the golf-related products we intend to provide.  Decisions about our focus and the specific products we plan to carry in inventory are often made in advance of distribution, and thus, in advance of consumers acquiring them.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products, excess or obsolete inventories and lower profit margins.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We rely primarily on product manufacturers and third-party distributors to supply the products we plan to offer.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.  Further, an increase in supply costs could cause our operating losses to increase beyond current expectations.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for our products, as well as suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage, we may be unable to accurately anticipate demand and manage inventory levels, which could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

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

Both of our officers and our sole director are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Mrs. White or Mr. White may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of our officers to other pursuits without a sufficient warning we may, consequently, go out of business.

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

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.	Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.	Disclose certain price information about the stock;

3.	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.	Send monthly statements to customers with market and price information about the penny stock; and

5.	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

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

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of White Dental Supply, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of White Dental Supply, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activity.

No Director, officer, significant employee, or consultant of White Dental Supply, Inc. has been convicted of violating a federal or state securities or commodities law.

White Dental Supply, Inc. is not a party to any pending legal proceedings.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

We have been approved for listing on the OTCBB under the symbol "WITD".  As of December 31, 2008, no public market in White Dental Supply, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  White Dental Supply, Inc. makes no representation about the value of its common stock.

Holders

As of the date of this annual report, White Dental Supply, Inc. has approximately 99,450,000 shares of $0.001 par value common stock issued and outstanding held by three shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

White Dental Supply, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, White Dental Supply intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including White Dental Supply’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

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

Management’s Discussion and Analysis

We were originally incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the year ended December 31, 2008, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  During the year ended December 31, 2007, we realized $1,674 in revenues from sales of our dental product offerings.  In association with sales of our dental products, we incurred cost of goods sold in the amount of $1,386 during the year ended December 31, 2007.  After factoring in cost of goods sold, our gross profit was $288 for the year ended December 31, 2007.  This represents a gross margin of approximately 17% on sales of our products.  Since our inception, we generated $1,674 in aggregate revenues and recorded cost of goods sold of $1,386, which resulted in total gross revenues of $288 from our inception to December 31, 2008.  We do not have any long-term agreements to sell our dental products to any one customer.  We have no recurring customers and have no ongoing revenue sources.  As a result, we are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.

In the execution of our business, we incur depreciation expense and various general and administrative costs.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  During the year ended December 31, 2008, we spent $28,187, consisting solely of general and administrative expenses.  In the comparable period from ended December 31, 2007, we incurred $17,327 in total expenses, all of which is attributed to general and administrative expenses.  Aggregate operating expenses from our inception through December 31, 2008 were $60,204, of which $10,000 is executive compensation paid in the form of shares common stock issued to an officer for services rendered and $50,204 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

For the year ended December 31, 2008, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, as of December 31, 2008, we recorded a provision for inventory losses of $488.  We did not record any impairment to inventory during the year ended December 31, 2007.  Total inventory impairment since our inception to December 31, 2008 is $488.

During the years ended December 31, 2008 and 2007, we recorded provisions for income taxes of $45, related to the minimum tax payable to the State of Arizona.  For the period from our inception to December 31, 2008, we recorded total provisions for income taxes of $90.

As a result of our minimal level of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception on March 29, 2006.  In the year ended December 31, 2008, our net loss totaled $28,720, compared to a net loss of $17,084 in the prior year ended December 31, 2007.  Since our inception, we have accumulated net losses in the amount of $60,494.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through the year ended December 31, 2008.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Our management believes that our cash on hand as of December 31, 2008 in the amount of $976 is not sufficient to fund our operations over the next 12 months.  Additionally, we owe $1,500 in notes payable to a third party.  Our liabilities exceed our assets of $1,006.  As such, we are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009, assuming our state of operations remain relatively stable, of which there can be no guarantee.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $35,000 in revenues over the next 12 months in order for us to support ongoing operations.  We cannot guarantee that we will generate such sales.  To date, we have been materially unsuccessful in establishing our business and generating adequate brand awareness.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.

However, we have no existing inventory as a result of the impairment to inventory recorded as of December 31, 2008.  Additionally, we have inadequate capital with which to purchase additional inventory for sale.  Resultantly, we do not expect to generate any revenues unless and until we raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern in the immediate future.  Since our incorporation, we have raised a total of $50,000 through private sales of our common equity.  We also obtained $1,500 in loans from a third-party, non-related entity to cover daily operating expenditures.

We cannot assure you that additional financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers appear sufficient at this time.  Our officers work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our sole director.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

White Dental Supply, Inc.
Audited Financial Statements
December 31, 2008

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                   PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
White Dental Supply, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of White Dental Supply, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and from inception on March 29, 2006 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Dental Supply, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on March 29, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $60,494, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 19, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F1

White Dental Supply, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash	$976	$27,284
Inventory	-	488
Prepaid expenses and current deposits	30	500
Total current assets	1,006	28,272

Total assets	$1,006	$28,272

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$46
Note payable	1,500	-
Total current liabilities	1,500	46

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	(39,450)	(39,450)
(Deficit) accumulated during development stage	(60,494)	(31,774)
	(494)	28,226

Total liabilities and stockholders’ equity	$1,006	$28,272

The accompanying notes are an integral part of these financial statements.

F2

White Dental Supply, Inc.
(a Development Stage Company)
Statements of Operations

	For the years ended		March 29, 2006
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Revenue	$-	$1,674	$1,674
Cost of sales	-	1,386	1,386

Gross profit	-	288	288

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	28,187	17,327	50,204
Total expenses	28,187	17,327	60,204

Operating loss	(28,187)	(17,039)	(59,916)

Other expenses:
Impairment of inventory	(488)	-	(488)
Total other expenses	(488)	-	(488)

(Loss) before provision for income taxes	(28,675)	(17,039)	(60,604)

Provision for income taxes	(45)	(45)	(90)

Net (loss)	$(28,720)	$(17,084)	$(60,494)

Weighted average number of
common shares outstanding - basic and fully diluted	99,450,000	96,885,616

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

White Dental Supply, Inc.
(a Development Stage Company)
Statements of Stockholders’ Equity

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

March 28, 2006
Founders shares
Issued for services
$0.001 per share	90,000,000	$90,000	$(80,000)	$-	$10,000

April 7, 2006
Founders shares
Issued for cash
$0.001 per share	2,250,000	2,250	2,750	-	5,000

September 8, 2006
Donated capital	-	-	5,000	-	5,000

Net (loss)
For the year ended
December 31, 2006	-	-	-	(14,690)	(14,690)

Balance, December 31, 2006	92,250,000	92,250	(72,250)	(14,690)	5,310

May 10, 2007
Issued for cash
$0.05 per share	7,200,000	7,200	32,800	-	40,000

Net (loss)
For the year ended
December 31, 2007	-	-	-	(17,084)	(17,084)

Balance, December 31, 2007	99,450,000	99,450	(39,450)	(31,774)	28,226

Net (loss)
For the year ended
December 31, 2008	-	-	-	(28,720)	(28,720)

Balance, December 31, 2008	99,450,000	$99,450	$(39,450)	$(60,494)	$(494)

The accompanying notes are an integral part of these financial statements.

F4

White Dental Supply, Inc.
(a Development Stage Company)
Statements of Cash Flows

	For the year ended		March 26, 2006
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Operating activities
Net (loss)	$(28,720)	$(17,084)	$(60,494)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	488	(488)	-
(Increase) in prepaid expenses and current deposits	470	(500)	(30)
Increase in accounts payable	46	46	-
Increase in note payable	1,500	-	1,500
Net cash (used) by operating activities	(26,308)	(18,026)	(49,024)

Financing activities
Donated capital	-	-	5,000
Issuances of common stock	-	40,000	45,000
Net cash provided by financing activities	-	40,000	50,000

Net increase (decrease) in cash	(26,308)	21,974	976
Cash – beginning	27,284	5,310	-
Cash – ending	$976	$27,284	$976

Supplemental disclosures:	-	-	-
Interest paid
Income taxes paid

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

F5

White Dental Supply, Inc.
(a Development Stage Company)
Notes

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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

Concentrations of Risks: Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the three and nine month periods ended December 31, 2008 and 2007.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2008 and 2007.

Cost of Goods Sold
Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 and $1,386 during the years ended December 31, 2008 and 2007, respectively.

F6

White Dental Supply, Inc.
(a Development Stage Company)
Notes

Note 2 – Accounting policies and procedures (continued)

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2008 and 2007.

Inventory
Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis.  The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value.  The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively impact the utility of the Company’s inventory, it may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that was previously written down are sold.

In 2008, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $488 was charged against operations in 2008 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

F7

White Dental Supply, Inc.
(a Development Stage Company)
Notes

Note 2 – Accounting policies and procedures (continued)

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

Recent pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the years ended December 31, 2008 and 2007 and found no adjustments necessary.

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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company has adopted SFAS No. 159 beginning March 1, 2008 and is evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

F8

White Dental Supply, Inc.
(a Development Stage Company)
Notes

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (Continued)
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

F9

White Dental Supply, Inc.
(a Development Stage Company)
Notes

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (Continued)
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($60,494) for the period from March 29, 2006 (inception) to December 31, 2008, and had sales of $1,674.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

F10

White Dental Supply, Inc.
(a Development Stage Company)
Notes

Note 4 – Income taxes

For the years ended December 31, 2008 and 2007, the Company incurred net operating losses.  A provision for income taxes has been recorded in the amount of $45 in the years ended December 31, 2008 and 2007 for minimum state income taxes paid in those periods.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008 and 2007, the Company had approximately $28,720 and $17,084 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	9,765	5,906
Valuation allowance	(9,765)	(5,906)
Total deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007.

Note 5 – Debt and interest expense

On November 13, 2008, a non-affiliated third party loaned the Company $1,500.  The note bears no interest and is due on demand.

Note 6 – Stockholders’ equity

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

As of December 31, 2008, there have been no other issuances of common stock.

F11

White Dental Supply, Inc.
(a Development Stage Company)
Notes

Note 7 – Warrants and options

As of December 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

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

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

F12

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

Our Board of Directors were advised by Moore & Associates, Chartered, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The names and ages of our sole director and executive officers and their positions are as follows:

Name	Age	Position

Nancy White	42	President, CEO, Secretary and Director

Michael R. White	36	Treasurer

Nancy White, President: Ms. White graduated from the University of South Dakota in 1986.  She is a licensed Dental Hygienist and Certified Local Anesthesiologist.  She regularly attends classes at various area colleges and universities to maintain her certified status.  Mrs. White has been employed as a dental hygienist for the past 20 years.  Most recently, Ms. White has been employed at Perfect Teeth in Phoenix, Arizona, where she has been on staff for the past 8 years, since 1998.  She is responsible for performing adult and child prophies, performing advanced periodontal treatment and root lanning, administering local anesthesia, applying sealant materials and working with bleach trays.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our sole director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our director and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and director, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole director performs the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2008, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 11677 N. 91st Place, Scottsdale, Arizona 85260.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2008 and 2007 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Nancy White	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0

Michael White	2008	0	0	0	0	0	0	0	0
Treasurer	2007	0	0	0	0	0	0	0	0

Directors' Compensation

Our sole director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, director and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Nancy White, President and CEO	10,250,000	92.76%

	All Directors and Officers as a group (1 person)	10,250,000	92.76%

Notes:

1.	The address for Nancy White is c/o White Dental Supply, Inc., 11677 N. 91st Place, Scottsdale, Arizona 85260.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors has concluded that our sole director, Nancy White, is not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit fees	$6,050	$3,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$6,050	$3,500

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

By: /s/ Nancy White, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Nancy White	President, CEO and Director	March 30, 2009
Nancy White

/s/ Michael White	Chief Financial Officer	March 30, 2009
Michael White

/s/ Michael White	Chief Accounting Officer	March 30, 2009
Michael White