Form 10-Q
period 2009-03-31
WHITE DENTAL SUPPLY, INC.
filed 2009-05-14
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at May 14, 2009)

WHITE DENTAL SUPPLY, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-K, previously filed with the Commission on March 30, 2009.

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008

Assets

Current assets:
Cash	$692	$976
Inventory	-	-
Prepaid expenses and current deposits	30	30
Total current assets	722	1,006

Total Assets	$722	$1,006

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$883	$-
Note payable	5,000	1,500
Total current liabilities	5,883	1,500

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	(39,450)	(39,450)
(Deficit) accumulated during development stage	(65,161)	(60,494)
	(5,161)	(494)

Total Liabilities and Stockholders’ (Deficit)	$722	$1,006

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Statements of Operations

			March 29, 2006
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	1,386

Gross profit	-	-	288

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	4,617	6,765	54,821
Total expenses	4,617	6,765	64,821

Operating loss	(4,617)	(6,765)	(64,533)

Other expenses:
Impairment of inventory	-	-	(488)
Total other expenses	-	-	(488)

Provision for income taxes	(50)	(45)	(140)

Net (loss)	$(4,667)	$(6,810)	$(65,161)

Weighted average number of
common shares outstanding – basic and fully diluted	99,450,000	99,450,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		March 29, 2006
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities
Net (loss)	$(4,667)	$(6,810)	$(65,161)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	-	-
(Increase) in prepaid expenses and current deposits	-	-	(30)
Increase in accounts payable	883	954	883
Increase in note payable	3,500	-	5,000
Net cash (used) by operating activities	(284)	(5,856)	(49,308)

Cash flows from financing activities
Donated capital	-	-	5,000
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	-	-	50,000

Net increase (decrease) in cash	(284)	(5,856)	692
Cash – beginning	976	27,284	-
Cash – ending	$692	$21,428	$692

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$45	$140

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	10,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized March 29, 2006 (Date of Inception) under the laws of the State of Nevada, as White Dental Supply, Inc.  The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0001 par value preferred stock.

The business of the Company is to sell dental supplies through direct marketing and via the internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($65,161) for the period from March 29, 2006 (inception) to March 31, 2009, and had aggregate sales of $1,674.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0001 par value preferred stock.

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

As of March 31, 2009, there have been no other issuances of common stock.

Note 5 – Debt and interest expense

On November 13, 2008, a non-affiliated third party loaned the Company $1,500.  The note bears no interest and is due on demand.

On March 10, 2009, a non-affiliated third party loaned the Company $3,500.  The note bears no interest and is due on demand.

Note 6 – Related party transactions

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

Management’s Discussion

We were originally incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three months ended March 31, 2009 and 2008, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.

Since our inception on March 29, 2006 through March 31, 2009, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to March 31, 2009, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.  We do not have any long-term agreements to sell our dental products to any one customer.  We have no recurring customers and have no ongoing revenue sources.  As a result, we are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.

For the three months ended March 31, 2009, we incurred operating expenses in the amount of $4,617, all of which is attributable to general and administrative expenses related to the cost of general office expenses, such as postage, supplies and printing.  In the year ago comparable period ended March 31, 2008, we incurred $6,765 in operating expenses related specifically to general and administrative expenses related to the cost of general office expenses.  Total operating expenses since our inception to March 31, 2009 were $64,821, of which $10,000 is attributable to executive compensation and $54,821 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the three months ended December 31, 2008, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, total inventory impairment since our inception to March 31, 2009 is $488.

During the three months ended March 31, 2009 and 2008, we recorded provisions for income taxes of $50 and $45, respectively, related to the minimum tax payable to the State of Arizona.  For the period from our inception to March 31, 2009, we recorded total provisions for income taxes of $140.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended March 31, 2009, our net loss totaled $4,667, compared to a net loss of $6,810 in the comparable year ago period ended March 31, 2008.  Since our inception, we have accumulated net losses in the amount of $65,161.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable in any period from our inception through March 31, 2009.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Our management believes that our cash on hand as of March 31, 2009 in the amount of $692 is not sufficient to fund our operations over the next 12 months.  Additionally, we owe $5,000 in notes payable to a third party.  Our total liabilities of $5,883 greatly exceed our total assets of $722.  As such, we are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009, assuming our state of operations remain relatively stable, of which there can be no guarantee.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $35,000 in revenues over the next 12 months in order for us to support ongoing operations.  We cannot guarantee that we will generate such sales.  To date, we have been materially unsuccessful in establishing our business and generating adequate brand awareness.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.

However, we have no existing inventory as a result of the impairment to inventory recorded as of December 31, 2008.  Additionally, we have inadequate capital with which to purchase additional inventory for sale.  Resultantly, we do not expect to generate any revenues unless and until we raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern in the immediate future.  Since our incorporation, we have raised a total of $50,000 through private sales of our common equity.  We also obtained $5,000 in loans from a third-party, non-related entity to cover daily operating expenditures.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	May 14, 2009
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	May 14, 2009
Michael White

/s/ Michael White	Chief Accounting Officer	May 14, 2009
Michael White