Form 10-Q
period 2009-06-30
WHITE DENTAL SUPPLY, INC.
filed 2009-08-14
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

_______________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at August 14, 2009)

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

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Assets

Current assets:
Cash	$494	$976
Prepaid expenses and current deposits	30	30
Total current assets	524	1,006

Total assets	$524	$1,006

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$675	$-
Note payable	5,000	1,500
Total current liabilities	5,675	1,500

Total liabilities	5,675	1,500

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	42,550	(39,450)
(Deficit) accumulated during development stage	(147,151)	(60,494)
Total stockholders’ deficit	(5,151)	(494)

Total liabilities and stockholders’ deficit	$524	$1,006

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		March 29, 2006
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$1,674
Cost of goods sold	-	-	-	-	1,386

Gross profit	-	-	-	-	288

Expenses:
Executive compensation	-	-	-	-	10,000
General and administrative expenses	1,990	14,036	6,607	20,931	56,811
Total expenses	1,990	14,036	6,607	20,931	66,811

Operating loss	(1,990)	(14,036)	(6,607)	(20,931)	(66,523)

Other expenses:
Impairment of inventory	-	-	-	-	(488)
Total other expenses	-	-	-	-	(488)

(Loss) before provision for income taxes	(1,990)	(14,036)	(6,607)	(20,931)	(67,011)

Provision for income taxes	-	-	(50)	(45)	(140)

Net (loss)	$(1,990)	$(14,036)	$(6,657)	$(20,976)	$(67,151)

Weighted average number of
common shares outstanding – basic	99,450,000	99,450,000	99,450,000	99,450,000

Net (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended		March 29, 2006
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Operating activities
Net (loss)	$(6,657)	$(20,976)	$(67,151)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and current deposits	-	470	(30)
Increase in accounts payable	675	123	675
Increase in note payable	3,500	-	5,000
Net cash (used) by operating activities	(2,842)	(28,383)	(51,506)

Financing activities
Donated capital	2,000	-	7,000
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	2,000	-	52,000

Net increase (decrease) in cash	(482)	(20,383)	494
Cash – beginning	976	27,284	-
Cash – ending	$494	$6,901	$494

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$45	$140

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

Note 2 – History and organization of the company

The Company was organized March 29, 2006 (Date of Inception) under the laws of the State of Nevada, as White Dental Supply, Inc.  The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

The business of the Company is to sell dental supplies through direct marketing and via the internet.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

White Dental Supply, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Reclassification: Stock Split Adjustment

Certain reclassifications have been made in the current year’s financial statements.

On June 18, 2008, the Company executed a forward stock split, effected as a stock dividend, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $80,000.  During the six months ended June 30, 2009, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $80,000.  This adjustment did not change total stockholders equity.  (See Note 6 for more information regarding the stock split).

Note 5 -Accounting Policies and Procedures

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

Loss per share
Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 99,450,000 for the periods ended June 30, 2009 and December 31, 2008. For the periods ended June 30, 2009 and December 31, 2008, the Company had no dilutive potential common stock.

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

White Dental Supply, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 6 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

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

On May 12, 2009, the founding shareholder of the Company donated cash in the amount of $2,000.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of June 30, 2009, there have been no other issuances of common stock.

Note 7 – Debt and interest expense

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

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $7,000.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three and six months ended June 30, 2009 and 2008, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through June 30, 2009, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to June 30, 2009, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.  We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.

For the three months ended June 30, 2009, we incurred operating expenses in the amount of $1,990, all of which is attributable to general and administrative expenses related to the cost of general office expenses, such as postage, supplies and printing.  In the comparable three month period ended June 30, 2008, we incurred $14,036 in operating expenses related specifically to general and administrative expenses related to the cost of general office expenses.  During the six month periods ended June 30, 2009 and 2008, total operating expenses were $6,607 and $20,931, respectively.  Total operating expenses since our inception to June 30, 2009 were $66,811, of which $10,000 is attributable to executive compensation and $46,811 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the three months ended December 31, 2008, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, total inventory impairment since our inception to June 30, 2009 is $488.

During the six months ended June 30, 2009 and 2008, we recorded provisions for income taxes of $50 and $45, respectively, related to the minimum tax payable to the State of Arizona.  We did not record such provision in the three month periods ended June 30, 2009 and 2008.  For the period from our inception to June 30, 2009, we recorded total provisions for income taxes of $140.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended June 30, 2009, our net loss totaled $1,990, compared to a net loss of $14,036 in June 30, 2008.  During the six month periods ended June 30, 2009 and 2008, our net losses were $6,657 and $20,976, respectively.  Since our inception, we have accumulated net losses in the amount of $147,151.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

Over the past several quarters, our operations had been impaired by the state of the general economy.  Recently, however, the stock market has shown marked signs of recovery and parts of the economy have leveled their decline or perked up slightly.  Our management believes this turn around in the business climate has led to an availability of investment capital.  Resultantly, we intend to take advantage of the current market conditions and actively seek to raise funds through sales of our common stock or debt securities to renew pursuit of our business objectives.

Management believes we will require approximately $25,000 to $50,000 to finance our efforts to begin generating sufficient revenues to fund ongoing operations.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, thereby will be unable to generate revenues sufficient to provide working capital.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

To become profitable, we plan to implement the following plan:

Stage 1 – Develop Web Strategy:  We received minimal orders through our prior website.  We have determined it to be in our best interest to hire an experienced Internet consulting firm to not only design and publish our website, but to also advise us on how to better market our site for increased traffic.  We have not yet engaged any firm to provide such services to us and have not yet determined the potential cost for this proposed stage.  We plan to begin researching Internet consulting firms within the next 1-3 months.

Stage 2 – Seek New Inventory:  It is our goal to acquire a mix of products that generate high sales volume, such as toothpaste and dental floss, thus driving traffic through our proposed revamped web presence.  Once we are able to generate traffic and sales volume, we will seek out products that carry higher gross margins, such as electric toothbrushes and dentist-grade teeth-whitening kits.  This two-step approach will likely lengthen our profitability horizon, but it is management’s belief that this will build name recognition and equity, thereby driving customer loyalty and repeat purchases.  We plan to begin researching our product mix and identifying suppliers immediately.  However, we will not be able to purchase any saleable inventory until after we secure sufficient financing.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	August 14, 2009
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	August 14, 2009
Michael White

/s/ Michael White	Chief Accounting Officer	August 14, 2009
Michael White