Form 10-Q
period 2009-09-30
WHITE DENTAL SUPPLY, INC.
filed 2009-11-16
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

__________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at November 16, 2009)

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

White Dental Supply, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Assets

Current assets:
Cash	$558	$976
Inventory	-	-
Prepaid expenses and current deposits	30	30
Total current assets	588	1,006

Total assets	$588	$1,006

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$569	$-
Note payable	5,000	1,500
Total current liabilities	5,569	1,500

Total liabilities	5,569	1,500

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	44,250	(39,450)
(Deficit) accumulated during development stage	(148,681)	(60,494)
Total stockholders’ (deficit)	(4,981)	(494)

Total liabilities and stockholders’ (deficit)	$588	$1,006

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(March 29, 2006)
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$1,674
Cost of goods sold	-	-	-	-	1,386

Gross profit	-	-	-	-	288

Expenses:
Executive compensation	-	-	-	-	10,000
General and administrative expenses	1,530	5,456	8,137	26,387	58,341
Total expenses	1,530	5,456	8,137	26,387	68,341

Operating loss	(1,530)	(5,456)	(8,137)	(26,387)	(68,053)

Other expenses:
Impairment of inventory	-	-	-	-	(488)
Total other expenses	-	-	-	-	(488)

Loss before provision for income taxes	(1,530)	(5,456)	(8,137)	(26,387)	(68,541)

Provision for income taxes	-	-	(50)	(45)	(140)

Net loss	$(1,530)	$(5,456)	$(8,187)	$(26,432)	$(68,681)

Weighted average number of
common shares outstanding – basic	99,450,000	99,450,000	99,450,000	99,450,000

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended		Inception
	September 30,		(March 29, 2006)
	2009	2008	September 30, 2009
Operating activities
Net loss	$(8,187)	$(26,432)	$(68,681)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	-	-
(Increase) decrease in prepaid expenses and current deposits	-	470	(30)
Increase in accounts payable	569	(1)	569
Increase in note payable	3,500	-	5,000
Net cash (used) by operating activities	(4,118)	(25,963)	(53,142)

Financing activities
Donated capital	3,700	-	8,700
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	3,700	-	53,700

Net increase (decrease) in cash	(418)	(25,963)	558
Cash – beginning	976	27,284	-
Cash – ending	$558	$1,321	$558

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$45	$140

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	90,000,000

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

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued; no events were noted.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  On August 19, 2009, the Company secured a Revolving Line of Credit for $25,000 with a non-related third-party entity, the terms of which are discussed in Note 6 – Debt and Interest Expense.  Nonetheless, the Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Reclassification: Stock Split Adjustment

Certain reclassifications have been made in the current year’s financial statements.

On June 18, 2008, the Company executed a forward stock split, effected as a stock dividend, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $80,000.  During the nine months ended September 30, 2009, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $80,000.  This adjustment did not change total stockholders equity.  (See Note 6 for more information regarding the stock split).

Note 5 – Accounting Policies and Procedures

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2009.

Recent Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

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

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Accounting Policies and Procedures (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 did not have a material impact on our financial statements.

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

Through the nine months ended September 30, 2009, the founding shareholder of the Company donated cash in the amount of $3,700.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of September 30, 2009, there have been no other issuances of common stock.

Note 7 – Debt and interest expense

On November 13, 2008, a non-affiliated third party loaned the Company $1,500.  The note bears no interest and is due on demand.

On March 10, 2009, a non-affiliated third party loaned the Company $3,500.  The note bears no interest and is due on demand.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of September 30, 2009, no balance was due.

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

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $8,700.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Management’s Discussion

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three and nine months ended September 30, 2009 and 2008, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through September 30, 2009, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to September 30, 2009, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.  We have no recurring customers and no source of guaranteed ongoing revenues.  During the fiscal years 2009 and 2008, we have experienced marked difficulty in generating sales.  We believe our lack of revenues during these years is attributable to our lackluster internet experience and thus far ineffective marketing efforts.

For the three months ended September 30, 2009, we incurred operating expenses in the amount of $1,530, all of which is attributable to general and administrative expenses, which is composed of general office expenses ($204), such as postage, supplies and printing, accounting fees ($1,000) and professional fees ($326) related to filing periodic reports to maintain our status as a public reporting company.

In the comparable three month period ended September 30, 2008, we incurred $5,456 in operating expenses.  During the period, accounting fees were $1,500, or $500 higher than in the most recent three month period ended September 30, 2009.  Professional fees of $3,952 were $3,626 higher than the comparable period ended September 30, 2009.  The reduction from 2008 to 2009 is primarily attributable to the elimination of our reliance on third parties for business consulting services.  In addition to accounting and professional fees, we also incurred $130 in general office expenses.

In the nine month period ended September 30, 2009, our operating expenses were solely attributable to general and administrative expenses in the amount of $8,137.  In the comparable nine month period ended September 30, 2008, operating expenses were $26,387, composed solely of general and administrative expenses.  The year-over-year decrease of $18,250 can primarily be ascribed to a reduction of $16,678 in professional fees, from $17,528 during the nine months ended September 30, 2008 to $850 in the nine months ended September 30, 2009.  The decrease is due to our management eliminating its reliance on outside consultants for marketing, business strategy and general consulting services, which we believe provided no measurable benefit to our company.

From inception to September 30, 2009, our total operating expenses were $68,341, composed of general and administrative expenses of $58,341 and executive compensation of $10,000 paid in the form of 90,000,000 shares of common stock to Nancy White, an officer and director.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

At December 31, 2008, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, total inventory impairment since our inception to September 30, 2009 is $488.

During the nine months ended September 30, 2009 and 2008, we recorded provisions for income taxes of $50 and $45, respectively, related to the minimum tax payable to the State of Arizona.  We did not record such provision in the three month periods ended September 30, 2009 and 2008.  For the period from our inception to September 30, 2009, we recorded total provisions for income taxes of $140.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the three month period ended September 30, 2009, our net loss totaled $1,530, compared to a net loss of $5,456 in September 30, 2008.  During the nine month periods ended September 30, 2009 and 2008, our net losses were $8,187 and $26,432, respectively.  Since our inception, we have accumulated net losses in the amount of $68,681.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

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

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  Since the financing is structured as a loan, we must generate sufficient revenues with which to repay any amount borrowed.  As a result of securing this financing source, we have been mapping out our strategy to accomplish the following:

Stage 1 – Develop Web Strategy:  We received minimal orders through our prior website.  We have determined it to be in our best interest to hire an experienced Internet consulting firm to not only redesign or update our existing website, but to also advise us on how to better market our site for increased traffic.  We have identified several candidates, but as of the date of this report, have not yet engaged any firm to provide such services to us.  We expect to spend between $5,000 and $10,000 on this proposed effort.

Stage 2 – Seek New Inventory:  It is our goal to acquire a mix of products that generate high sales volume, such as toothpaste and dental floss, thus driving traffic through our proposed revamped web presence.  Once we are able to generate traffic and sales volume, we will seek out products that carry higher gross margins, such as electric toothbrushes and dentist-grade teeth-whitening kits.  This two-step approach will likely lengthen our profitability horizon, but it is management’s belief that this will build name recognition and equity, thereby driving customer loyalty and repeat purchases.  We have started to research our product mix and are in the process of identifying specific suppliers from whom we intend to purchase.  We are still in the process of evaluating which products will draw not only high web traffic, and thereby purchases, but also a moderate gross profit with which to repay any funds borrowed through the line of credit.

Unfortunately, despite having secured a line of credit for $25,000, there is no guarantee of success of any or all of our planned initiatives.  Our management is treading carefully to assure that we do not borrow unnecessary funds or spend any borrowed funds without identifying a repayment horizon.  If we are unable to generate cash flows with which to repay the line of credit, or if we require additional capital to maintain or expand our operations, we may need to sell additional equity or debt securities, which may be on terms unfavorable to us.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we plan to establish a formal audit committee of the Board of Directors.  We are also seeking an at least one additional person to serve as an outside Director, as well as sit on the audit committee, thereby providing oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.
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

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

10	Revolving Line of Credit Promissory Note

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Nancy White

(b) Michael White

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on January 29, 2007, and subsequent amendments made thereto.

8-K Filed Date	Item Number

August 3, 2009	Item 4.01 Change in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

September 21, 2009	Amendment to Item 4.01 Change in Registrant’s Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	November 16, 2009
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	November 16, 2009
Michael White

/s/ Michael White	Chief Accounting Officer	November 16, 2009
Michael White