Form 10-K
period 2009-12-31
WHITE DENTAL SUPPLY, INC.
filed 2010-03-30
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 333-140276

WHITE DENTAL SUPPLY, INC.
(Name of small business issuer in its charter)

Nevada	20-4622782
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

11677 N. 91st Place Scottsdale, AZ	85207
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 330-1922

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

______
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $40,000 as of March 30, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2010 was 99,450,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

WHITE DENTAL SUPPLY, INC.
FORM 10-K
For the year ended December 31, 2009

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties, underlying such expectations should materialize; our actual results may differ materially from those indicated by the forward-looking statements.

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

Distribution Methods of the Products

Our sales efforts are focused on establishing direct contact with dental professionals practicing in the Phoenix, Arizona metropolitan area.  Our direct sales methods will initially encompass mailers, brochures, telephone contact and face-to-face visits by our officers.  Our management believes that mailing lists targeting dental practitioners can be purchased at a relatively cost-effective basis and encompasses traditional mailing addresses, as well as e-mail addresses.  We may also elect to use telephone directories to compile a database of dental offices’ phone numbers.  We do not have any arrangements to purchase mailings lists, have not begun to compile a list of telephone numbers nor have we formulated direct mail brochures.

In addition to a direct sales approach, we have a website at www.WhiteDentalSupply.com.  Our management believes that the Internet plays an important role in generating brand awareness.  The website features information about our company and the dental supplies in stock.  As our operations warrant and finances permit, it is our goal to eventually enable the website to become an e-commerce medium, whereby consumers and dental professionals will be able to purchase our products via the Internet.  Currently, the site does not have such ability.

We utilize the services of the Unites States Postal Service, United Parcel Service and Federal Express to fulfill customer orders.

Industry Background and Competition

The market for dental products is very competitive, highly fragmented and is characterized by pricing pressures, quality of customer service, breadth and depth of product selection, as well as convenience, reliability and accessibility.  We compete with many online and physical retailers that either specialize in dental products or carry dental supplies as a complementary offering.  Our competitors can be divided into several groups:

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

Our management believes there exists significantly similar, and often competitively priced, merchandise sold by numerous competitors of varying sizes.  Our competitive position is unfavorable in the general marketplace.  Unless we begin to generate revenues and positive cash flows, we will not be able to maintain our operations.

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

Need for Government Approval of Principal Products

Any marketing, distribution and sale of the products we propose to sell will be subject to the requirements of various federal, state and local laws and regulations.  The products we sell are subject to regulation by the Federal Food and Drug Administration, the Drug Enforcement Administration and the U.S. Department of Transportation.  Among the federal laws which may impact us are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and sale of drugs and medical devices which are expected to be distributed by us, and which may require us to be registered with the Federal Food and Drug Administration; the Safe Medical Devices Act, which may impose certain reporting requirements on us in the event of an incident involving serious illness, injury or death caused by a medical device that may be distributed by us; and the Controlled Substance Act, which regulates the record keeping, handling, storage and sale of drugs that we may sell, and which could require us to be registered with the Drug Enforcement Administration.  In addition, the transportation of certain products that may be distributed by us that are considered hazardous materials is subject to regulation by the U.S. Department of Transportation.

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

Number of total employees and number of full time employees

We are currently in the development stage.  During the development stage, are reliant exclusively on the services of Nancy White, President and director, and Michael White, our Treasurer.  Both Mr. and Mrs. White currently work for us on a part-time basis and each expect to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in this annual report.  If our business fails, the investors may face a complete loss of their investment.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated positive cash flows from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling a variety of golf merchandise to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Investors will have limited control over decision-making because principal stockholders, officers and directors of White Dental Supply control the majority of our issued and outstanding common stock.

Nancy White, an executive officer, employee and sole director, beneficially owns 92.76% of the outstanding common stock.  As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Because of competitive pressures from competitors with more resources, White Dental Supply may fail to implement its business model profitably.

The market for customers is intensely competitive and such competition is expected to continue to increase.  We compete with many online and physical retailers that either specialize in dental products or carry dental supplies as a complementary offering.  Dental products are sold at brick and mortar locations, such as dentists’ offices and large retailers such as Wal-Mart and Target.  Online retailers are numerous and range from dental specific websites, such as Scott’s Dental Supply and Pearson Dental Supplies, to sites that sell a large amalgam of products, like Amazon.com.

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

We rely solely on product manufacturers and third-party distributors to supply the products we plan to offer.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for our products and suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of our potential customers or developments in the dental products industry that we fail to anticipate and adapt to could reduce the demand for the dental supplies we intend to sell.  Decisions about our focus and our specific product mix are made in advance of entering the marketplace.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed products and lower profit margins.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements can be substantial.  The costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

As of December 31, 2009, no public market in White Dental Supply, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  White Dental Supply, Inc. makes no representation about the value of its common stock.

Holders

As of the date of this annual report, White Dental Supply, Inc. has 99,450,000 shares of $0.001 par value common stock issued and outstanding held by 26 shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

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

Recent Sales of Unregistered Securities

On March 28, 2006, we issued 90,000,000 shares of our common stock to Nancy White, our founding shareholder and an officer and our sole director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $10,000.  Mrs. White received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mrs. White had fair access to and was in possession of all available material information about our company, as his is the sole officer and director of White Dental Supply, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In March 2006, we sold 2,250,000 shares of our common stock to Nancy White, our founding shareholder.  The shares were issued for total cash in the amount of $5,000.  At the time of the issuance, Mrs. White had fair access to and was in possession of all available material information about our company, as she is the sole officer and director of White Dental Supply, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

Management’s Discussion and Analysis

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the years ended December 31, 2009 and 2008, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through December 31, 2009, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to December 31, 2009, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.  We have no recurring customers and no source of guaranteed ongoing revenues.  During the fiscal years 2009 and 2008, we have experienced marked difficulty in generating sales.  We believe our lack of revenues during these years is attributable to our lackluster internet experience and thus far ineffective marketing efforts, as well as an inability to secure inventory that is materially different and desirable than is readily available at the majority of retailers.

For the year ended December 31, 2009, we incurred operating expenses in the amount of $9,617, all of which is attributable to general and administrative expenses, which is composed of general office expenses ($1,041), such as postage, supplies and printing, accounting fees ($7,000) and professional fees ($1,576) related to legal fees and filing periodic reports to maintain our status as a public reporting company.

In the comparable year ended December 31, 2008, we incurred $28,187 in operating expenses.  During the period, accounting fees were $8,300, or $1,300 higher than in the most recent year ended December 31, 2009.  Professional fees of $18,738 were $17,162 higher than the comparable twelve months ended December 31, 2009.  In addition to accounting and professional fees, we also incurred $1,149 in general office expenses.

From inception to December 31, 2009, our total operating expenses were $69,533, composed of general and administrative expenses of $59,821 and executive compensation of $10,000 paid in the form of 90,000,000 shares of common stock to Nancy White, an officer and director.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

At December 31, 2008, our management reviewed current inventory on hand.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, total inventory impairment since our inception to December 31, 2009 is $488.

During the years ended December 31, 2009 and 2008, we recorded provisions for income taxes of $50 and $45, respectively, related to the minimum tax payable to the State of Arizona.  For the period from our inception to December 31, 2009, we recorded total provisions for income taxes of $140.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the year ended December 31, 2009, our net loss totaled $9,667, compared to a net loss of $28,720 in the year ended December 31, 2008.  Since our inception, we have accumulated net losses in the amount of $70,161.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

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

Stage 1 – Seek New Inventory:  It is our goal to acquire a mix of products that generate high sales volume, such as toothpaste and dental floss, thus driving traffic through our proposed revamped web presence.  Once we are able to generate traffic and sales volume, we will seek out products that carry higher gross margins, such as electric toothbrushes and dentist-grade teeth-whitening kits.  This two-step approach will likely lengthen our profitability horizon, but it is management’s belief that this will build name recognition and equity, thereby driving customer loyalty and repeat purchases.  We have started to research our product mix and are in the process of identifying specific suppliers from whom we intend to purchase.  We are still in the process of evaluating which products will draw not only high web traffic, and thereby purchases, but also a moderate gross profit with which to repay any funds borrowed through the line of credit.

Stage 2 – Develop Web Strategy:  We received minimal orders through our prior website.  We have determined it to be in our best interest to hire an experienced Internet consulting firm to not only redesign or update our existing website, but to also advise us on how to better market our site for increased traffic.  We have identified several candidates, but as of the date of this report, have not yet engaged any firm to provide such services to us.  We expect to spend between $5,000 and $10,000 on this proposed effort.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
White Dental Supply, Inc.
Scottsdale, AZ

We have audited the accompanying balance sheets of White Dental Supply, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (March 29 2006) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Dental Supply, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (March 29, 2006) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 22, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

White Dental Supply, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
Assets

Current assets:
Cash	$575	$976
Deposit	30	30
Total current assets	605	1,006

Total Assets	$605	$1,006

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$566	$-
Note payable	5,000	1,500
Total current liabilities	5,566	1,500

Total liabilities	5,566	1,500

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	45,750	40,550
Deficit accumulated during development stage	(150,161)	(140,494)
Total stockholders’ deficit	(4,961)	(494)

Total liabilities and stockholders’ deficit	$605	$1,006

The accompanying notes are an integral part of these financial statements.

F2

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Operations

	For the years ended		Inception
	December 31,		(March 29, 2006) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	1,386

Gross profit	-	-	288

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	9,617	28,187	59,821
Total expenses	9,617	28,187	69,821

Operating loss	(9,617)	(28,187)	(69,533)

Other expenses:
Impairment of inventory	-	(488)	(488)
Total other expenses	-	(488)	(488)

Loss before provision for income taxes	(9,617)	(28,675)	(70,021)

Provision for income taxes	(50)	(45)	(140)

Net loss	$(9,667)	$(28,720)	$(70,161)

Weighted average number of
common shares outstanding – basic	99,450,000	99,450,000

Net loss per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

White Dental Supply, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

March 28, 2006
Founders’ shares
issued for services
$0.001 per share	90,000,000	$90,000	$-	$(80,000)	$10,000

April 7, 2006
Founders’ shares
issued for services
$0.001 per share	2,250,000	2,250	2,750	-	5,000

September 8, 2006
Donated capital	-	-	5,000	-	5,000

Net loss	-	-	-	(14,690)	(14,690)

Balance, December 31, 2006	92,250,000	92,250	7,750	(94,690)	5,310

May 10, 2007
Issued for cash
$0.05 per share	7,200,000	7,200	32,800	-	40,000

Net loss	-	-	-	(17,084)	(17,084)

Balance, December 31, 2007	99,450,000	99,450	40,550	(111,774)	28,226

Net loss	-	-	-	(28,720)	(28,720)

Balance, December 31, 2008	99,450,000	99,450	40,550	(140,494)	(494)

Donated capital	-	-	5,200	-	5,200

Net loss	-	-	-	(9,667)	(9,667)

Balance, December 31, 2009	99,450,000	$99,450	$45,750	$(150,161)	$(4,961)

The accompanying notes are an integral part of these financial statements.

F4

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the years ended		Inception
	December 31,		(March 29, 2006) to
	2009	2008	December 31, 2009
Operating activities
Net loss	$(9,667)	$(28,720)	$(70,161)
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of inventory	-	488	-
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposits	-	470	(30)
Increase in accounts payable	566	(46)	566
Net cash used by operating activities	(9,101)	(27,808)	(59,625)

Financing activities
Proceeds from note payable	3,500	1,500	5,000
Donated capital	5,200	-	10,200
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	8,700	1,500	60,200

Net increase (decrease) in cash	(401)	(26,308)	575
Cash – beginning	976	27,284	-
Cash – ending	$575	$976	$575

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$45	$140

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	90,000,000

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

The business of the Company is to sell dental supplies through direct marketing and via the internet.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

Basis of Presentation
The financial statements present the balance sheet, statement of operations, stockholder’s equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

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

Revenue recognition
The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2009 and 2008.

F6

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Impairment of long-lived assets
The Company follows the provisions of FASB ASC 360-10 “Property, Plant and Equipment”. Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material.  Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.  For the years ended December 31, 2009 and 2008, the Company had impairment expense of $0 and $488, respectively.

Cost of Goods Sold
Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 and $0 during the years ended December 31, 2009 and 2008, respectively.

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

In 2008, management conducted a thorough review of the inventory in all of its product lines.  As a result, a provision for inventory losses of $488 was charged against operations in 2008 to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses were materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009 and 2008.

F7

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Fair value of financial instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Income Taxes
The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company does not anticipate any significant changes to its total unrecognized tax benefits with the next twelve months.  As of December 31, 2009 and 2008, a provision for income taxes of $50 and $45, respectively, have been recorded related to the minimum franchise income tax payable in the State of Arizona.

General and administrative expenses
The significant components of general and administrative expenses consist of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.  For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105-10, “Generally Accepted Accounting Principles.”  FASB ASC 105-10 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB ASC 105-10 was effective for financial statements issued for reporting periods that end after September 15, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10, “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

F8

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 3 - Going concern

Recent pronouncements (continued)
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10, “Transfers of and Servicing”, which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 “Subsequent Events,” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material impact on our financial statements.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $70,161 as of December 31, 2009. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On June 18, 2008, the Company executed a forward stock split, effected as a stock dividend, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $80,000.  During the year ended December 31, 2009, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $80,000.  This adjustment did not change total stockholders’ deficit.  (See Note 7 for more information regarding the stock split).

F9

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 5 – Income taxes

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses.  A provision for income taxes has been recorded in the amount of $50 and $45 in the years ended December 31, 2009 and 2008, respectively for minimum state income taxes paid in those periods.  At December 31, 2009 and 2008, the Company had approximately $70,161 and $60,494 of federal and state net operating losses.  The net operating loss carry forward, if not utilized, will begin to expire in 2026.  The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forward	24,556	21,173
Valuation allowance	(24,556)	(21,173)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $24,556 and $21,173, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Note 6 – Debt and interest expense

On November 13, 2008, a non-affiliated third party loaned the Company $1,500.  The note bears no interest and is due on demand.

On March 10, 2009, a non-affiliated third party loaned the Company $3,500.  The note bears no interest and is due on demand.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of December 31, 2009, no monies have been borrowed again this line of credit and the outstanding balance is $0.

Note 7 – Stockholders’ deficit

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

F10

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 7 – Stockholders’ deficit (continued)

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

Through the year ended December 31, 2009, the founding shareholder of the Company donated cash in the amount of $5,200.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of December 31, 2009, there have been no other issuances of common stock.

Note 8 – Warrants and options

As of December 31, 2009 and 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Related party transactions

On March 28, 2006, the Company issued 90,000,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

On April 7, 2006, the Company issued 2,250,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $5,000.

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $10,200.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Note 10 –Subsequent Events

The Company has evaluated subsequent events through March 22, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

F11

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

Our Board of Directors were advised by De Joya Griffith & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009 De Joya Griffith & Company, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we plan to establish a formal audit committee of the Board of Directors.  We are also seeking at least one additional person to serve as an outside Director, as well as sit on the audit committee, thereby providing oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2009, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2009, we received no recommendation for Directors from our stockholders.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2009 and 2008, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Nancy White	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0

Michael White	2009	0	0	0	0	0	0	0	0
Treasurer	2008	0	0	0	0	0	0	0	0

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this annual report with respect to the beneficial ownership of White Dental Supply, Inc.’s common stock by all persons known by White Dental Supply to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Nancy White, President and CEO	92,250,000	92.76%

	All Directors and Officers as a group (1 persons)	92,250,000	92.76%

Notes:

1.	The address for Nancy White is c/o White Dental Supply, Inc., 11677 N. 91st Place, Scottsdale, Arizona 85260.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2006, we issued 90,000,000 shares of $0.001 par value common stock to Nancy White, an officer and our sole director, in exchange for services performed valued at $10,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

Also in March 2006, we issued 2,250,000 shares of $0.001 par value common stock to Nancy White, in exchange for cash in the amount of $5,000.

Since the inception of the Company, Mrs. White, a shareholder, officer and director, donated cash in the amount of $10,200.  This amount is considered donated and is not expected to be repaid.

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

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$7,000	$8,000
Audit-related fees	-	-
Tax fees	-	300
All other fees	-	-

Total fees	$7,000	$8,300

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

By: /s/ Nancy White, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Nancy White	President, CEO and Director	March 30, 2010
Nancy White

/s/ Michael White	Chief Financial Officer	March 30, 2010
Michael White

/s/ Michael White	Chief Accounting Officer	March 30, 2010
Michael White