Form 10-Q
period 2010-03-31
WHITE DENTAL SUPPLY, INC.
filed 2010-05-14
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

___________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at May 14, 2010)

WHITE DENTAL SUPPLY, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-K, previously filed with the Commission on March 30, 2010.

White Dental Supply, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)

Assets

Current assets:
Cash	$785	$575
Deposit	30	30
Total current assets	815	605

Total assets	$815	$605

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,096	$566
Accrued expenses	120	-
Note payable	5,000	5,000
Total current liabilities	6,216	5,566

Total liabilities	6,216	5,566

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	51,250	45,750
Deficit accumulated during development stage	(156,101)	(150,161)
Total stockholders’ deficit	(5,401)	(4,961)

Total liabilities and stockholders’ deficit	$815	$605

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended		Inception
	March 31,		(March 29, 2006)
	2010	2009	March 31, 2010

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	1,386

Gross profit	-	-	288

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	5,890	4,617	65,711
Total expenses	5,890	4,617	75,711

Operating loss	(5,890)	(4,617)	(75,423)

Other expenses:
Impairment of inventory	-	-	(488)
Total other expenses	-	-	(488)

Loss before provision for income taxes	(5,890)	(4,617)	(75,911)

Provision for income taxes	(50)	(50)	(190)

Net loss	$(5,940)	$(4,667)	$(76,101)

Weighted average number of
common shares outstanding – basic	99,450,000	99,450,000

Net loss per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended		Inception
	March 31,		(March 29, 2006)
	2010	2009	March 31, 2010
Operating activities
Net loss	$(5,940)	$(4,667)	$(76,101)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and current deposits	-	-	(30)
Increase in accounts payable	530	883	1,096
Increase in accrued expenses	120	-	120
Net cash used by operating activities	(5,290)	(3,784)	(64,915)

Financing activities
Donated capital	5,500	-	15,700
Proceeds from notes payable	-	3,500	5,000
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	5,500	3,500	65,700

Net increase (decrease) in cash	210	(284)	785
Cash – beginning	575	976	-
Cash – ending	$785	$692	$785

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$50	$190

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	90,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $76,101 as of March 31, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  On August 19, 2009, the Company secured a Revolving Line of Credit for $25,000 with a non-related third-party entity, the terms of which are discussed in Note 5 – Debt and Interest Expense.  Nonetheless, the Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Accounting Policies and Procedures

Basis of Presentation
The financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2010 and 2009.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.

The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

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

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of March 31, 2010, no monies have been borrowed again this line of credit and the outstanding balance is $0.

Note 6 – Stockholders’ deficit

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

Through the year ended December 31, 2009, the founding shareholder of the Company donated cash in the amount of $5,200. The entire amount is considered donated capital and recorded as additional paid- in capital.

On February 3, 2010, the founding shareholder donated cash in the amount of $5,500. The entire amount is considered donated capital and recorded as additional paid- in capital.

As of March 31, 2010, there have been no other issuances of common stock.

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

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $15,700.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Management’s Discussion

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three month periods ended March 31, 2010 and 2009, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through March 31, 2010, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to March 31, 2010, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

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

For the three months ended March 31, 2010, we incurred operating expenses in the amount of $5,890, all of which is attributable to general and administrative expenses, which is composed of general office expenses ($445), such as postage, supplies and printing, accounting fees ($4,825) and professional fees ($620) related to legal fees and filing periodic reports to maintain our status as a public reporting company.

In the comparable three month period ended March 31, 2009, we incurred $4,617 in operating expenses.  During the period, accounting fees were $3,500 or $1,325 higher than in the most recent quarter ended March 31, 2010.  Professional fees of $838 were $218 higher than the comparable three months ended March 31, 2010.  In addition to accounting and professional fees, we also incurred $279 in general office expenses.

From inception to March 31, 2010, our total operating expenses were $75,711, composed of general and administrative expenses of $65,711 and executive compensation of $10,000 paid in the form of 90,000,000 shares of common stock to Nancy White, an officer and director.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Our management periodically reviews current inventory on hand for obsolescence to determine whether there is any necessity to write down the inventory to its net realizable value.  Since our inception to March 31, 2010 we have recorded total inventory impairment of $488.

During the three months ended March 31, 2010 and 2009, we recorded provisions for income taxes of $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.  For the period from our inception to March 31, 2010, we recorded total provisions for income taxes of $190.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the period ended March 31, 2010, our net loss totaled $5,940, compared to a net loss of $4,667 in the comparable three months ended March 31, 2009.  Since our inception, we have accumulated net losses in the amount of $76,101.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

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

Stage 1 – Seek New Inventory:  It is our goal to acquire a mix of products that generate high sales volume, such as toothpaste and dental floss, thus driving traffic through our proposed revamped web presence.  Once we are able to generate traffic and sales volume, we will seek out products that carry higher gross margins, such as electric toothbrushes and dentist-grade teeth-whitening kits.  This two-step approach will likely lengthen our profitability horizon, but it is management’s belief that this will build name recognition and equity, thereby driving customer loyalty and repeat purchases.  We expect to begin purchasing saleable inventory items during the second and third quarters of 2010.

Stage 2 – Develop Web Strategy:  We received minimal orders through our prior website.  We have determined it to be in our best interest to hire an experienced Internet consulting firm to not only redesign or update our existing website, but to also advise us on how to better market our site for increased traffic.  As of the date of this report, we have not yet engaged a firm to provide such services to us.  We expect to spend between $5,000 and $10,000 on this proposed effort.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	May 14, 2010
Nancy White	Chief Executive Officer

/s/ Michael White	Chief Financial Officer	May 14, 2010
Michael White

/s/ Michael White	Chief Accounting Officer	May 14, 2010
Michael White