Form 10-Q
period 2010-06-30
WHITE DENTAL SUPPLY, INC.
filed 2010-08-04
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

_____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at August 5, 2010)

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

White Dental Supply, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Assets

Current assets:
Cash	$915	$575
Deposit	30	30
Total current assets	945	605

Total assets	$945	$605

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$566	$566
Accrued expenses	240	-
Note payable	5,000	5,000
Total current liabilities	5,806	5,566

Total liabilities	5,806	5,566

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	53,750	45,750
Deficit accumulated during development stage	(158,061)	(150,161)
Total stockholders’ deficit	(4,861)	(4,961)

Total liabilities and stockholders’ deficit	$945	$605

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(March 29, 2006) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$1,674
Cost of goods sold	-	-	-	-	1,386

Gross profit	-	-	-	-	288

Expenses:
Executive compensation	-	-	-	-	10,000
General and administrative expenses	1,960	1,990	7,850	6,607	67,671
Total expenses	1,960	1,990	7,850	6,607	77,671

Operating loss	(1,960)	(1,990)	(7,850)	(6,607)	(77,383)

Other expenses:
Impairment of inventory	-	-	-	-	(488)
Total other expenses	-	-	-	-	(488)

Loss before provision for income taxes	(1,960)	(1,990)	(7,850)	(6,607)	(77,871)

Provision for income taxes	-	-	(50)	(50)	(190)

Net loss	$(1,960)	$(1,990)	$(7,900)	$(6,657)	$(78,061)

Weighted average number of
common shares outstanding – basic	99,450,000	99,450,000	99,450,000	99,450,000

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended		Inception
	June 30,		(March 29, 2006)
	2010	2009	June 30, 2010
Operating activities
Net loss	$(7,900)	$(6,657)	$(78,061)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in deposits	-	-	(30)
Increase in accounts payable	-	675	566
Increase in accrued expenses	240	3,500	240
Net cash used by operating activities	(7,660)	(2,482)	(67,285)

Financing activities
Donated capital	8,000	2,000	18,200
Proceeds from notes payable	-	-	5,000
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	8,000	2,000	68,200

Net increase (decrease) in cash	340	(482)	915
Cash – beginning	575	976	-
Cash – ending	$915	$494	$915

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$50	$190

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	90,000,000

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $78,601 as of June 30, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
Notes to Financial Statements
(Unaudited)

Note 4 – Accounting Policies and Procedures

Basis of Presentation
The financial statements present the balance sheets, statements of operations and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2010 and 2009.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 5 – Debt and interest expense

On November 13, 2008, a non-affiliated third party loaned the Company $1,500.  The note bears no interest and is due on demand.

On March 10, 2009, a non-affiliated third party loaned the Company $3,500.  The note bears no interest and is due on demand.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of June 30, 2010, no monies have been borrowed against this line of credit and the outstanding balance is $0.

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

On June 18, 2008, the Board of Directors authorized and declared a forward stock split to be affected in the form of a stock dividend, whereby eight new shares of common stock will be issued for each one existing share of common stock that is outstanding as of June 18, 2008, resulting in a total of nine post-split shares for each pre-split share outstanding, payable on July 17, 2008.  All references to share and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

During the year ended December 31, 2009, the founding shareholder of the Company donated cash in the amount of $5,200. The entire amount is considered donated capital and recorded as additional paid- in capital.

On February 3, 2010, the founding shareholder donated cash in the amount of $5,500. The entire amount is considered donated capital and recorded as additional paid- in capital.

On April 27, 2010, the founding shareholder donated cash in the amount of $2,500. The entire amount is considered donated capital and recorded as additional paid- in capital.

As of June 30, 2010, there have been no other issuances of common stock.

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7 – Related party transactions

On March 28, 2006, the Company issued 90,000,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

On April 7, 2006, the Company issued 2,250,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $5,000.

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $18,200.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Management’s Discussion

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three month periods ended June 30, 2010 and 2009, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through June 30, 2010, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to June 30, 2010, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

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

For the three months ended June 30, 2010, we incurred operating expenses in the amount of $1,960, all of which is attributable to general and administrative expenses, which is composed of general office expenses ($332), accounting fees ($1,000) and professional fees ($628) related to legal fees and filing periodic reports to maintain our status as a public reporting company.

In the comparable three month period ended June 30, 2009, we incurred $1,990 in operating expenses.  During the period, accounting fees were $1,500 or $500 higher than in the most recent quarter ended June 30, 2010.  Professional fees of $186 were $442 lower than the comparable three months ended June 30, 2010.  In addition to accounting and professional fees, we also incurred $304 in general office expenses.

From inception to June 30, 2010, our total operating expenses were $77,871, composed of general and administrative expenses of $67,671 and executive compensation of $10,000 paid in the form of 90,000,000 shares of common stock to Nancy White, an officer and director.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the period ended June 30, 2010, our net loss totaled $1,960, compared to a net loss of $1,990 in the comparable three months ended June 30, 2009.  Since our inception, we have accumulated net losses in the amount of $78,061.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

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

Stage 1 – Seek New Inventory:  It is our goal to acquire a mix of products that generate high sales volume, such as toothpaste and dental floss, thus driving traffic through our proposed revamped web presence.  Once we are able to generate traffic and sales volume, we will seek out products that carry higher gross margins, such as electric toothbrushes and dentist-grade teeth-whitening kits.  This two-step approach will likely lengthen our profitability horizon, but it is management’s belief that this will build name recognition and equity, thereby driving customer loyalty and repeat purchases.  We expect to begin purchasing saleable inventory items during the third quarter of 2010.

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

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In April 7, 2006, we sold 2,250,000 shares of our common stock to Nancy White, our founding shareholder.  The shares were issued for total cash in the amount of $5,000.  The shares bear a restrictive transfer legend.  At the time of the issuance, Mrs. White had fair access to and was in possession of all available material information about our company, as she is the sole officer and director of White Dental Supply, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	August 4, 2010
Nancy White	Chief Executive Officer

/s/ Michael White	Principal Financial Officer	August 4, 2010
Michael White

/s/ Michael White	Principal Accounting Officer	August 4, 2010
Michael White