Form 10-Q
period 2010-09-30
WHITE DENTAL SUPPLY, INC.
filed 2010-11-10
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

______________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at November 5, 2010)

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

White Dental Supply, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)

Assets

Current assets:
Cash	$1,370	$575
Deposit	30	30
Total current assets	1,400	605

Total assets	$1,400	$605

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$567	$566
Accrued expenses	360	-
Accrued interest	375	-
Note payable	5,000	5,000
Total current liabilities	6,302	5,566

Total liabilities	6,302	5,566

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	55,750	45,750
Deficit accumulated during development stage	(160,102)	(150,161)
Total stockholders’ deficit	(4,902)	(4,961)

Total liabilities and stockholders’ deficit	$1,400	$605

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(March 29, 2006) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$1,674
Cost of goods sold	-	-	-	-	1,386

Gross profit	-	-	-	-	288

Expenses:
Executive compensation	-	-	-	-	10,000
General and administrative expenses	1,666	1,530	9,516	8,137	69,337
Total expenses	1,666	1,530	9,516	8,137	79,337

Operating loss	(1,666)	(1,530)	(9,516)	(8,137)	(79,049)

Other expenses:
Interest expense	(375)	-	(375)	-	(375)
Impairment of inventory	-	-	-	-	(488)
Total other expenses	(375)	-	(375)	-	(863)

Loss before provision for income taxes	(2,041)	(1,530)	(9,891)	(8,137)	(79,912)

Provision for income taxes	-	-	(50)	(50)	(190)

Net loss	$(2,041)	$(1,530)	$(9,941)	$(8,187)	$(80,102)

Weighted average number of
common shares outstanding – basic	99,450,000	99,450,000	99,450,000	99,450,000

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended		Inception
	September 30,		(March 29, 2006)
	2010	2009	September 30, 2010
Operating activities
Net loss	$(9,941)	$(8,187)	$(80,102)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in deposits	-	-	(30)
Increase in accounts payable	1	569	567
Increase in accrued expenses	360	3,500	360
Increase in accrued interest	375	-	375
Net cash used by operating activities	(9,205)	(4,118)	(68,830)

Financing activities
Donated capital	10,000	3,700	20,200
Proceeds from notes payable	-	-	5,000
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	10,000	3,700	70,200

Net increase (decrease) in cash	795	(418)	1,370
Cash – beginning	575	976	-
Cash – ending	$1,370	$558	$1,370

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$50	$190

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	90,000,000

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $80,102 as of September 30, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010 and 2009.

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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Recent Accounting Pronouncements contd

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services- Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the  FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are affecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting updates through ASU 2010-20 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company..

Note 5 – Debt and interest expense

Through September 30, 2010, a non-affiliated third-party loaned the Company an aggregate of $5,000.  The loans bear no interest and are due upon demand.  In accordance with ASC 835-30, the Company imputes interest of 10% per annum on these notes.  Interest expense for the nine months ended September 30, 2010 and 2009 is $375 and $0, respectively.  As of September 30, 2010 and September 30, 2009, the Company has recorded accrued interest of $375 and $0, respectively.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of September 30, 2010, no monies have been borrowed against this line of credit and the outstanding balance is $0.

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

On July 21, 2010, the founding shareholder donated cash in the amount of $2,000. The entire amount is considered donated capital and recorded as additional paid- in capital.

As of September 30, 2010, there have been no other issuances of common stock.

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

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $20,200.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Management’s Discussion

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three month periods ended September 30, 2010 and 2009, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through September 30, 2010, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to September 30, 2010, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.  We have no recurring customers and no source of guaranteed ongoing revenues.  During the fiscal years 2010 and 2009, we have experienced marked difficulty in generating sales.  We believe our lack of revenues during these years is attributable to our lackluster internet experience and thus far ineffective marketing efforts, as well as an inability to secure inventory that is materially different and desirable than is readily available at the majority of retailers.

For the three months ended September 30, 2010, we incurred operating expenses in the amount of $1,666, all of which is attributable to general and administrative expenses, which is composed of general office expenses ($352), accounting fees ($1,000) and professional fees ($314) related to legal fees and filing periodic reports to maintain our status as a public reporting company.  In the comparable three month period ended September 30, 2009, we incurred $1,530 in operating expenses.  During the period, accounting fees were $1,000, professional fees of $326 and $204 in general office expenses.  The slight increase year-over-year is insignificant and may not be indicative of future levels of expenditures.

From inception to September 30, 2010, our total operating expenses were $79,337, composed of general and administrative expenses of $69,337 and executive compensation of $10,000 paid in the form of 90,000,000 shares of common stock to Nancy White, an officer and director.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the period ended September 30, 2010, our net loss totaled $2,041, compared to a net loss of $1,530 in the comparable three months ended September 30, 2009.  Since our inception, we have accumulated net losses in the amount of $80,102.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

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

Stage 1 – Seek New Inventory:  It is our goal to acquire a mix of products that generate high sales volume, such as toothpaste and dental floss, thus driving traffic through our proposed revamped web presence.  Once we are able to generate traffic and sales volume, we will seek out products that carry higher gross margins, such as electric toothbrushes and dentist-grade teeth-whitening kits.  This two-step approach will likely lengthen our profitability horizon, but it is management’s belief that this will build name recognition and equity, thereby driving customer loyalty and repeat purchases.  We are attempting to locate a distributor from which we can purchase an inventory mix that will provide sufficient gross margins with quick potential inventory turnover rates.  As of the date of this report, we have not located a distributor or identified any inventory mix.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

10	Revolving Line of Credit Promissory Note **

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Nancy White

(b) Michael White

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on January 29, 2007, and subsequent amendments made thereto.

** Incorporated by reference herein filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, previously filed with the SEC on November 16, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	November 10, 2010
Nancy White	Chief Executive Officer

/s/ Michael White	Principal Financial Officer	November 10, 2010
Michael White

/s/ Michael White	Principal Accounting Officer	November 10, 2010
Michael White