Form 10-K
period 2010-12-31
WHITE DENTAL SUPPLY, INC.
filed 2011-03-30
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 000-53991

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

________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $40,000 as of June 30, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2011 was 99,450,000.

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
For the year ended December 31, 2010

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

Our administrative office is located at 11677 N. 91st Place, Scottsdale, AZ 85207.

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

Number of total employees and number of full time employees

We are currently in the development stage.  During the development stage, are reliant exclusively on the services of Nancy White, President and director, and Michael White, our Treasurer.  Both Mr. and Ms. White currently work for us on a part-time basis and each expect to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.

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

3.
The public may read and copy any materials White Dental Supply, Inc. files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Nancy White, our President and sole director, and Michael White, our Treasurer.  Neither Mr. nor Ms. White has experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to execute and manage our business successfully.  We cannot guarantee you that we will overcome any such obstacle.

Ms. White and Mr. White are involved in other business opportunities and may face a conflict in selecting between White Dental and their other business interests.  Namely, Ms. White is currently a dental hygienist with Perfect Teeth and Mr. White is a supervisor with Medallic Art Company.  We have not formulated a policy for the resolution of such conflicts.  If we lose Ms. White and Mr. White to other pursuits without a sufficient warning we may, consequently, go out of business.

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

Both of our officers and our sole director are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Ms. White or Mr. White may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both of Ms. White or Mr. White to other pursuits without a sufficient warning we may, consequently, go out of business.

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

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

White Dental Supply, Inc. uses office space at 11677 N. 91st Place, Scottsdale, Arizona 85207.  Ms. Nancy White, our sole director and shareholder, is providing the office space, located at Ms. White’s primary residence, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

As of December 31, 2010, no public market in White Dental Supply, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  White Dental Supply, Inc. makes no representation about the value of its common stock.

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

Recent Sales of Unregistered Securities

On March 28, 2006, we issued 90,000,000 shares of our common stock to Nancy White, our founding shareholder and an officer and our sole director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $10,000.  Ms. White received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Ms. White had fair access to and was in possession of all available material information about our company, as she is the sole officer and director of White Dental Supply, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In March 2006, we sold 2,250,000 shares of our common stock to Nancy White, our founding shareholder.  The shares were issued for total cash in the amount of $5,000.  At the time of the issuance, Ms. White had fair access to and was in possession of all available material information about our company, as she is the sole officer and director of White Dental Supply, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

Management’s Discussion and Analysis

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the years ended December 31, 2010 and 2009, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through December 31, 2010, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to December 31, 2010, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

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

For the year ended December 31, 2010, we incurred operating expenses in the amount of $11,525, all of which is attributable to general and administrative expenses, which is composed of general office expenses ($1,340), such as postage, supplies and printing, accounting fees ($8,325) and professional fees ($1,860) related to legal fees and filing periodic reports to maintain our status as a public reporting company.

In the comparable year ended December 31, 2009, we incurred operating expenses in the amount of $9,617, all of which is attributable to general and administrative expenses, which is composed of general office expenses ($1,041), such as postage, supplies and printing, accounting fees ($7,000) and professional fees ($1,576) related to legal fees and filing periodic reports to maintain our status as a public reporting company.

From inception to December 31, 2010, our total operating expenses were $81,834, composed of general and administrative expenses of $71,346 and executive compensation of $10,000 paid in the form of 90,000,000 shares of common stock to Nancy White, an officer and director and inventory impairment since our inception to December 31, 2010 is $488.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the years ended December 31, 2010 and 2009, we recorded provisions for income taxes of $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.  For the period from our inception to December 31, 2010, we recorded total provisions for income taxes of $190.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the year ended December 31, 2010, our net loss totaled $11,575, compared to a net loss of $9,667 in the year ended December 31, 2009.  Since our inception, we have accumulated net losses in the amount of $81,736.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
White Dental Supply, Inc.

We have audited the accompanying balance sheets of White Dental Supply, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009 and from inception (March 29, 2006) to December 31, 2010. White Dental Supply, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Dental Supply, Inc (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the period ended December 31, 2010 and 2009 and from inception (March 29, 2006) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

White Dental Supply, Inc.
(A Development Stage Company)
Balance Sheets
(Audited)

	December 31,
	2010	2009
Assets

Current assets:
Cash	$691	$575
Deposit	30	30
Total current assets	721	605

Total Assets	$721	$605

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$577	$566
Accrued expenses	480	-
Note payable	5,000	5,000
Total current liabilities	6,057	5,566

Total liabilities	6,057	5,566

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	56,950	45,750
Deficit accumulated during development stage	(161,736)	(150,161)
Total stockholders’ deficit	(5,336)	(4,961)

Total liabilities and stockholders’ deficit	$721	$605

The accompanying notes are an integral part of these financial statements.

F2

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Operations
(Audited)

	For the years ended		Inception
	December 31,		(March 29, 2006) to
	2010	2009	December 31, 2010

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	1,386

Gross profit	-	-	288

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	11,525	9,617	71,834
Total expenses	11,525	9,617	81,834

Operating loss	(11,525)	(9,617)	(81,546)

Loss before provision for income taxes	(11,525)	(9,617)	(81,546)

Provision for income taxes	(50)	(50)	(190)

Net loss	$(11,575)	$(9,667)	$(81,736)

Weighted average number of
common shares outstanding – basic	99,450,000	99,450,000

Net loss per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

White Dental Supply, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
From Inception (March 29, 2006) to December 31, 2010
(Audited)

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

March 28, 2006
Founders’ shares
issued for services
$0.001 per share	90,000,000	$90,000	$-	$(80,000)	$10,000

April 7, 2006
Founders’ shares
issued for services
$0.001 per share	2,250,000	2,250	2,750	-	5,000

September 8, 2006
Donated capital	-	-	5,000	-	5,000

Net loss
Inception (March 29, 2006)
to December 31, 2006	-	-	-	(14,690)	(14,690)

Balance, December 31, 2006	92,250,000	92,250	7,750	(94,690)	5,310

May 10, 2007
Issued for cash
$0.05 per share	7,200,000	7,200	32,800	-	40,000

Net loss
For the year ended
December 31, 2007	-	-	-	(17,084)	(17,084)

Balance, December 31, 2007	99,450,000	99,450	40,550	(111,774)	28,226

Net loss
For the year ended
December 31, 2008	-	-	-	(28,720)	(28,720)

Balance, December 31, 2008	99,450,000	99,450	40,550	(140,494)	(494)

Donated capital	-	-	5,200	-	5,200

Net loss
For the year ended
December 31, 2009	-	-	-	(9,667)	(9,667)

Balance, December 31, 2009	99,450,000	99,450	45,750	(150,161)	(4,961)

Donated capital	-	-	11,200	-	11,200

Net loss
For the year ended
December 31, 2010	-	-	-	(11,575)	(11,575)

Balance, December 31, 2010	99,450,000	$99,450	$56,950	$(161,736)	$(5,336)

The accompanying notes are an integral part of these financial statements.

F4

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	For the years ended		Inception
	December 31,		(March 29, 2006) to
	2010	2009	December 31, 2010
Operating activities
Net loss	$(11,575)	$(9,667)	$(81,736)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in deposits	-	-	(30)
Increase in accounts payable	11	566	577
Increase in accrued expenses	480	-	480
Net cash used by operating activities	(11,084)	(9,101)	(70,709)

Financing activities
Donated capital	11,200	5,200	21,400
Proceeds from note payable	-	3,500	5,000
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	11,200	8,700	71,400

Net increase (decrease) in cash	116	(401)	691
Cash – beginning of the year	575	976	-
Cash – end of the year	$691	$575	$691

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$50	$190

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	90,000,000

The accompanying notes are an integral part of these financial statements.

F5

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

F6

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 2 – Accounting policies and procedures (continued)

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

Cost of Goods Sold
Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 and $0 during the years ended December 31, 2010 and 2009, respectively.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2010 and 2009.

General and administrative expenses
The significant components of general and administrative expenses consist solely of legal and professional fees.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.  As of December 31, 2010 and 2009, a provision for income taxes of $50 and $50, respectively, have been recorded related to the minimum franchise income tax payable in the State of Arizona.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

F7

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 2 – Accounting policies and procedures (continued)

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2010 and 2009.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $161,736 as of December 31, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

F8

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 5 – Income taxes

For the years ended December 31, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2010 and 2009, the Company had approximately $81,736 and $70,161 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	28,608	24,556
Valuation allowance	(28,608)	(24,556)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $28,608 and $24,556, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2010 & 2009

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

Note 6 – Debt and interest expense

Through December 31, 2010, a non-affiliated third party loaned the Company an aggregate of $5,000 in cash. The note bears no interest and is due on demand.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of December 31, 2010, no monies have been borrowed against this line of credit and the outstanding balance is $0.

Note 7 – Stockholders’ equity

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

F9

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Audited Financial Statements

Note 7 – Stockholders’ equity (continued)

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

Through the year ended December 31, 2010, the founding shareholder of the Company donated cash in the amount of $11,200.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of December 31, 2010, there have been no other issuances of common stock.

Note 8 – Warrants and options

As of December 31, 2010 and 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $21,400.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

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

Note 10 – Subsequent Events

The shareholder, director and officer of the Company has donated cash to the Company in the amount of $6,000 in the subsequent quarter. This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

F10

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2010.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2010, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position
Nancy White	43	President, CEO, Secretary and Director
Michael R. White	37	Treasurer

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

Michael R. White, Treasurer:  Mr. White graduated Cum Laude from Iowa Lakes Community College in 1991.  Mr. White further pursued a Bachelor of Science Degree in Fine Arts at the University of Northern Iowa and a degree in Mass Communication at the University of South Dakota.  He is a supervisor in the Engraving/Reducing/3D CAD CNC Department at Medallic Art Company, where he has been employed for the past 11 years.  Mr.  White directs the overall operations of engraving, reducing, mold making, 3D CAD drawing, CNC setup, inventory, die production, software and quality control.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2010, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 11677 N. 91st Place, Scottsdale, Arizona 85207.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2010 and 2009 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Nancy White	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0

Michael White	2010	0	0	0	0	0	0	0	0
Treasurer	2009	0	0	0	0	0	0	0	0

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

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•	A breach of a director’s duty of loyalty to us or our stockholders;
•	Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;
•	A transaction from which a director received an improper benefit; or
•	An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Director Independence

The Board of Directors has concluded that Director Stephen Smith and Michael Grove are not independent in accordance with the director independence standards of the American Stock Exchange.

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

Since the inception of the Company to December 31, 2010, Ms. White, a shareholder, officer and director, donated cash in the amount of $21,400.  This amount is considered donated and is not expected to be repaid.

Additionally, we use office space and services provided without charge by Ms. White.

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

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit fees	$8,000	$7,000
Audit-related fees	-	-
Tax fees	325	-
All other fees	-	-

Total fees	$8,325	$7,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WHITE DENTAL SUPPLY, INC.
(Registrant)

By: /s/ Nancy White
Nancy White, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Nancy White	President, CEO and Director	March 30, 2011
Nancy White

/s/ Michael White	Chief Financial Officer	March 30, 2011
Michael White

/s/ Michael White	Chief Accounting Officer	March 30, 2011
Michael White