Form 10-Q
period 2011-03-31
WHITE DENTAL SUPPLY, INC.
filed 2011-05-16
CIK 1384365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at May 16, 2011)

WHITE DENTAL SUPPLY, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2010, Annual Report on Form 10-K, previously filed with the Commission on March 30, 2011.

White Dental Supply, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)

Assets

Current assets:
Cash	$1,023	$691
Deposit	30	30
Total current assets	1,056	721

Total assets	$1,056	$721

Liabilities and Stockholders’Deficit

Current liabilities:
Accounts payable	$1,067	$577
Accrued expenses	600	480
Note payable	5,000	5,000
Total current liabilities	6,667	6,057

Total liabilities	6,667	6,057

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding
As of 3/31/11 and 12/31/10	99,450	99,450
Additional paid-in capital	63,950	56,950
Deficit accumulated during development stage	(169,011)	(161,736)
Total stockholders’ deficit	(5,611)	(5,336)

Total liabilities and stockholders’ deficit	$1,056	$721

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended		Inception
	March 31,		(March 29, 2006) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	1,386

Gross profit	-	-	288

Expenses:
Executive compensation	1,254	-	11,254
General and administrative expenses	6,021	5,890	77,855
Total expenses	7,275	5,890	89,109

Loss before provision for income taxes	(7,275)	(5,890)	(88,821)

Provision for income taxes	-	(50)	(190)

Net loss	$(7,275)	$(5,940)	$(89,011)

Weighted average number of
common shares outstanding – basic	99,450,000	99,450,000

Net loss per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended		Inception
	March 31,		(March 29, 2006)
	2011	2010	March 31, 2011
Operating activities
Net loss	$(7,275)	$(5,940)	$(89,011)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services – related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in deposits	-	-	(30)
Increase in accounts payable	490	530	1,067
Increase in accrued expenses	120	120	600
Net cash used by operating activities	(6,665)	(5,290)	(77,374)

Financing activities
Donated capital	7,000	5,500	28,400
Proceeds from notes payable	-	-	5,000
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	7,000	5,500	78,400

Net increase in cash	335	210	1,026
Cash – beginning of the period	691	575	-
Cash – ending of the period	$1,026	$785	$1,026

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$50	$190

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services	-	-	90,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $169,011 as of March 31, 2011. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 4 –Accounting Policies and Procedures

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2011.

Recent Accounting Pronouncements
The company evaluated all of the other recent accounting updates through ASU 2011-01 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 – Debt and interest expense

Through September 30, 2010, a non-affiliated third-party loaned the Company an aggregate of $5,000 in cash.  The note bears no interest and is due upon demand.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of March 31, 2011, no monies have been borrowed again this line of credit and the outstanding balance is $0.

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

Through the March 31, 2011, the founding shareholder of the Company donated cash in the amount of $28,400.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of March 31, 2011, there have been no other issuances of common stock.

White Dental Supply, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7 – Related party transactions

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $28,400.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

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

Management’s Discussion

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three month periods ended March 31, 2011 and 2010, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through March 31, 2011, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to March 31, 2011, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

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

For the three months ended March 31, 2011, we incurred operating expenses in the amount of $7,275, of which $1,254 is attributable to compensation paid to an officer and director and $6,021 in general and administrative expenses.  General and administrative fees included general office expenses ($301), accounting fees ($5,000) and professional fees ($720) related to legal fees and filing periodic reports to maintain our status as a public reporting company.  In the comparable three month period ended March 31, 2010, we incurred $5,890 in operating expenses.  During the period, accounting fees were $4,500,professional fees of $345 and $445 in general office expenses.  The slight increase year-over-year is primarily attributable to increased accounting and professional fees related to maintaining our public reporting requirements with the SEC.

From inception to March 31, 2011, our total operating expenses were $89,109, composed of general and administrative expenses of $77,855, executive compensation of $11,254, of which $10,000 was paid in the form of 90,000,000 shares of common stock to Nancy White, an officer and director of the Company.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the periods ended March 31, 2011 and 2010, we recorded provisions for income taxes of $0 and $50, respectively, related to the minimum tax payable to the State of Arizona.  For the period from our inception to March 31, 2011, we recorded total provisions for income taxes of $190.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the period ended March 31, 2011, our net loss totaled $7,275, compared to a net loss of $5,940 in the comparable three months ended March 31, 2010.  Since our inception, we have accumulated net losses in the amount of $89,011.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	May 16, 2011
Nancy White	Chief Executive Officer

/s/ Michael White	Principal Financial Officer	May 16, 2011
Michael White

/s/ Michael White	Principal Accounting Officer	May 16, 2011
Michael White