Form 10-Q
period 2011-09-30
WHITE DENTAL SUPPLY, INC.
filed 2011-11-14
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at November 14, 2011)

WHITE DENTAL SUPPLY, INC.

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

White Dental Supply, Inc.

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)

Assets

Current assets:
Cash	$830	$691
Deposit	30	30
Total current assets	860	721

Total assets	$860	$721

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,617	$577
Accrued expenses	840	480
Note payable	7,250	5,000
Total current liabilities	9,707	6,057

Total liabilities	9,707	6,057

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding
as of 9/30/11 and 12/31/10	99,450	99,450
Additional paid-in capital	66,950	56,950
Deficit accumulated during development stage	(175,247)	(161,736)
Total stockholders’ deficit	(8,847)	(5,336)

Total liabilities and stockholders’ deficit	$860	$721

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(March 29, 2006) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$ -	$ -	$ -	$ -	$ 1,674
Cost of goods sold	-	-	-	-	1,386

Gross profit	-	-	-	-	288

Expenses:
Officers compensation	-	-	1,254	-	11,254
General and administrative expenses	3,447	2,041	12,207	9,891	84,041
Total expenses	3,447	2,041	13,461	9,891	95,295

Loss before provision for income taxes	(3,447)	(2,041)	(13,461)	(9,891)	(95,007)

Provision for income taxes	(50)	-	(50)	(50)	(240)

Net loss	$ (3,497)	$ (2,041)	$ (13,511)	$ (9,941)	$ (95,247)

Weighted average number of
common shares outstanding - basic	99,450,000	99,450,000	99,450,000	99,450,000

Net loss per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the nine months ended		Inception
	September 30,		(March 29, 2006)
	2011	2010	September 30, 2011
Operating activities
Net loss	$ (13,511)	$ (9,941)	$ (95,247)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services - related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in deposits	-	-	(30)
Increase in accounts payable	1,040	1	1,617
Increase in accrued expenses	360	360	840
Net cash used by operating activities	(12,111)	(9,580)	(82,820)

Financing activities
Proceeds from contributed capital	10,000	10,000	31,400
Proceeds from notes payable	2,250	-	7,250
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	12,250	10,000	83,650

Net increase in cash	139	420	830
Cash - beginning of the period	691	575	-
Cash - ending of the period	$ 830	$ 995	$ 830

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ 50	$ 50	$ 240

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $175,247 as of September 30, 2011. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  On August 19, 2009, the Company secured a Revolving Line of Credit for $25,000 with a non-related third-party entity, the terms of which are discussed in Note 5 - Debt and Interest Expense.  Nonetheless, the Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 4 -Accounting Policies and Procedures

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2011.

Recent Accounting Pronouncements

The company evaluated all of the other recent accounting updates through ASU 2011-07 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 - Debt and interest expense

Through September 30, 2011, a non-affiliated third-party loaned the Company an aggregate of $7,250 in cash.  The note bears no interest and is due upon demand.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of September 30, 2011, no monies have been borrowed again this line of credit and the outstanding balance is $0.

Note 6 - Stockholders’ deficit

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

Through the September 30, 2011, the founding shareholder of the Company donated cash in the amount of $31,400.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of September 30, 2011, there have been no other issuances of common stock.

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 7 - Related party transactions

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $31,400.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

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

Management’s Discussion and Analysis

Results of operations for the three month periods ended September 30, 2011 and 2010

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three month periods ended September 30, 2011 and 2010, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.  We have no recurring customers and no source of guaranteed ongoing revenues.  We have experienced marked difficulty in generating sales.  We believe our lack of revenues during these years is attributable to our lackluster internet experience and thus far ineffective marketing efforts, as well as an inability to secure inventory that is materially different and desirable than is readily available at the majority of retailers.

For the three months ended September 30, 2011, we incurred operating expenses in the amount of $3,447, all of which is attributable to general and administrative expenses.  General and administrative fees included general office expenses ($202), accounting fees ($2,575) and professional fees ($670) related to legal fees and filing periodic reports to maintain our status as a public reporting company.  In the comparable three month period ended September 30, 2010, we incurred $2,041 in operating expenses.  During the period, accounting fees were $1,000, professional fees of $314 and $727 in general office expenses.  The slight increase year-over-year is primarily attributable to increased accounting fees related to maintaining our public reporting requirements with the SEC.

During the three month periods ended September 30, 2011 and 2010, we recorded provisions for income taxes of $50 and $0, respectively, related to the minimum tax payable to the State of Arizona.

In the period ended September 30, 2011, our net loss totaled $3,497, compared to a net loss of $2,041 in the comparable three months ended September 30, 2010.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

Results of operations for the nine month periods ended September 30, 2011 and 2010 and from March 29, 2006 (inception) to September 30, 2011

During the nine month periods ended September 30, 2011 and 2010, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through September 30, 2011, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to September 30, 2011, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

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

For the nine months ended September 30, 2011, we incurred operating expenses in the amount of $13,461, of which $1,254 is attributable to compensation paid to an officer and director and $12,207 in general and administrative expenses.  General and administrative fees included $756 in general office expenses, accounting fees of $9,325 and professional fees of $2,126, related to legal fees and filing periodic reports to maintain our status as a public reporting company.  In the comparable nine month period ended September 30, 2010, we incurred $9,891 in operating expenses.  During the period, general office expenses were $1,504, accounting fees were $6,825, professional fees totaled $1,562.  The increase year-over-year is primarily attributable to increased accounting and professional fees related to maintaining our public reporting requirements with the SEC.

From inception to September 30, 2011, our total operating expenses were $95,247, composed of general and administrative expenses of $84,041 and executive compensation of $11,254, of which $10,000 was paid in the form of 90,000,000 shares of common stock to Nancy White, an officer and director of the Company.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the nine month periods ended September 30, 2011 and 2010, we recorded provisions for income taxes of $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.  For the period from our inception to September 30, 2011, we recorded total provisions for income taxes of $240.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the period ended September 30, 2011, our net loss totaled $13,511, compared to a net loss of $9,941 in the comparable nine months ended September 30, 2010.  Since our inception, we have accumulated net losses in the amount of $95,247.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

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

Unfortunately, despite having secured a line of credit for $25,000, we have been unable to develop a comprehensive strategy to become profitable.  Our management is treading carefully to assure that we do not borrow unnecessary funds or spend any borrowed funds without identifying a repayment horizon.  If we are unable to generate cash flows with which to repay the line of credit, or if we require additional capital to maintain or expand our operations, we may need to sell additional equity or debt securities, which may be on terms unfavorable to us.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

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

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Nancy White	President and	November 14, 2011
Nancy White	Chief Executive Officer

/s/ Michael White	Principal Financial Officer	November 14, 2011
Michael White

/s/ Michael White	Principal Accounting Officer	November 14, 2011
Michael White