Form 10-K
period 2011-12-31
WHITE DENTAL SUPPLY, INC.
filed 2012-03-30
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $40,000 as of June 30, 2011.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2012 was 99,450,000.

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

For the year ended December 31, 2011

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

We utilize the services of the United States Postal Service, United Parcel Service and Federal Express to fulfill customer orders.

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

We have limited capital resources. To date, we have not generated positive cash flows from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling a variety of dental merchandise to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available. We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Investors will have limited control over decision-making because principal stockholders, officers and directors of White Dental Supply control the majority of our issued and outstanding common stock.

Nancy White, an executive officer, employee and sole director, beneficially owns 92.76% of the outstanding common stock.  As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

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

Both of our officers and our sole director are involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  In the future, either Ms. White or Mr. White may also become involved in other business opportunities.  We have not formulated a policy for the resolution of such conflicts. If we lose either or both Ms. White or Mr. White to other pursuits without a sufficient warning we may, consequently, go out of business.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

As of December 31, 2011, no public market in White Dental Supply, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  White Dental Supply, Inc. makes no representation about the value of its common stock.

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

Management’s Discussion and Analysis

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the years ended December 31, 2011 and 2010, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  Since our inception on March 29, 2006 through December 31, 2011, we generated a total of $1,674 in sales.  Total cost of goods sold since our inception to December 31, 2011, is $1,386, resulting in a gross profit of $288 for a historical gross margin of approximately 17%.

We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.  We have no recurring customers and no source of guaranteed ongoing revenues.  During the fiscal years 2011 and 2010, we have experienced marked difficulty in generating sales.  We believe our lack of revenues during these years is attributable to our lackluster internet experience and thus far ineffective marketing efforts, as well as an inability to secure inventory that is materially different and desirable than is readily available at the majority of retailers.

For the year ended December 31, 2011, we incurred operating expenses in the amount of $16,073, of which $1,254 was for executive compensation paid to an officer and director and $14,819 was for general and administrative expenses.  In the comparable year ended December 31, 2010, we incurred operating expenses in the amount of $11,525, all of which is attributable to general and administrative expenses.

From inception to December 31, 2011, our total operating expenses were $97,907, composed of general and administrative expenses of $86,653 and executive compensation of $11,254.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the years ended December 31, 2011 and 2010, we recorded provisions for income taxes of $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.  For the period from our inception to December 31, 2011, we recorded total provisions for income taxes of $240.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  In the year ended December 31, 2011, our net loss totaled $16,123, compared to a net loss of $11,575 in the year ended December 31, 2010.  Since our inception, we have accumulated net losses in the amount of $97,379.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

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

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of December 31, 2011, the line of credit has expired and was not renewed. To date, no monies have been borrowed and the balance owed as of December 31, 2011 is $0.  Since the financing is structured as a loan, we must generate sufficient revenues with which to repay any amount borrowed.

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

The following documents (pages F-1 to F-11) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

White Dental Supply, Inc.

We have audited the accompanying balance sheets of White Dental Supply, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (March 29, 2006) to December 31, 2011. White Dental Supply, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Dental Supply, Inc (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (March 29, 2006) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2012

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

White Dental Supply, Inc.

(A Development Stage Company)

Balance Sheets

(Audited)

	December 31,
	2011	2010
Assets

Current assets:
Cash	$1,378	$691
Deposit	30	30
Total current assets	1,408	721

Total assets	$1,408	$721

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,617	$577
Accrued expenses	-	480
Note payable	7,250	5,000
Total current liabilities	8,867	6,057

Total liabilities	8,867	6,057

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding	99,450	99,450
Additional paid-in capital	70,950	56,950
Deficit accumulated during development stage	(177,859)	(161,736)
Total stockholders’ deficit	(7,459)	(5,336)

Total liabilities and stockholders’ deficit	$1,408	$721

The accompanying notes are an integral part of these financial statements.

F2

White Dental Supply, Inc.

(A Development Stage Company)

Statements of Operations

(Audited)

	For the years ended		Inception
	December 31,		(March 29, 2006) to
	2011	2010	December 31, 2011

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	(1,386)

Gross profit	-	-	288

Expenses:
Executive compensation	1,254	-	11,254
General and administrative expenses	14,819	11,525	86,653
Total expenses	16,073	11,525	97,907

Loss before provision for income taxes	(16,073)	(11,525)	(97,619)

Provision for income taxes	(50)	(50)	(240)

Net loss	$(16,123)	$(11,575)	$(97,859)

Weighted average number of
common shares outstanding - basic	99,450,000	99,450,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

White Dental Supply, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception (March 29, 2006) to December 31, 2011

(Audited)

						Deficit
					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	During	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

March 29, 2006
Founders’ shares
issued for services
$0.001 per share	-	$-	90,000,000	$90,000	$-	$(80,000)	$10,000

April 7, 2006
Founders’ shares
issued for services
$0.001 per share	-	-	2,250,000	2,250	2,750	-	5,000

September 8, 2006
Donated capital			-	-	5,000	-	5,000

Net loss			-	-	-	(14,690)	(14,690)

Balance, December 31, 2006	-	-	92,250,000	92,250	7,750	(94,690)	5,310

May 10, 2007
Issued for cash
$0.05 per share	-	-	7,200,000	7,200	32,800	-	40,000

Net loss			-	-	-	(17,084)	(17,084)

Balance, December 31, 2007	-	-	99,450,000	99,450	40,550	(111,774)	28,226

Net loss			-	-	-	(28,720)	(28,720)

Balance, December 31, 2008	-	-	99,450,000	99,450	40,550	(140,494)	(494)

Donated capital			-	-	5,200	-	5,200

Net loss			-	-	-	(9,667)	(9,667)

Balance, December 31, 2009	-	-	99,450,000	99,450	45,750	(150,161)	(4,961)

Donated capital			-	-	11,200	-	11,200

Net loss			-	-	-	(11,575)	(11,575)

Balance, December 31, 2010	-	-	99,450,000	99,450	56,950	(161,736)	(5,336)

Donated capital			-	-	14,000	-	14,000

Net loss			-	-	-	(16,123)	(16,123)

Balance, December 31, 2011	-	$-	99,450,000	$99,450	$70,950	$(177,859)	$(7,459)

The accompanying notes are an integral part of these financial statements.

F4

White Dental Supply, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the years ended		Inception
	December 31,		(March 29, 2006) to
	2011	2010	December 31, 2011
Operating activities
Net loss	$(16,123)	$(11,575)	$(97,859)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services - related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in deposits	-	-	(30)
Increase in accounts payable	1,040	11	1,617
Increase (decrease) in accrued expenses	(480)	480	-
Net cash used by operating activities	(15,563)	(11,084)	(86,272)

Financing activities
Donated capital	14,000	11,200	35,400
Proceeds from note payable	2,250	-	7,250
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	16,250	11,200	87,650

Net increase in cash	687	116	1,378
Cash - beginning of the year	691	575	-
Cash - end of the year	$1,378	$691	$1,378

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$50	$240

Non-cash transactions:
Shares issued for services - related party	-	-	$10,000
Number of shares issued for services	-	-	90,000,000

The accompanying notes are an integral part of these financial statements.

F5

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 1 - History and organization of the company

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

Note 2 - Accounting policies and procedures

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholder’s equity (deficit) and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and note payable. Fair values were assumed to approximate carrying values for cash and note payable because they are short term in nature and they are payable on demand.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

F6

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 2 - Accounting policies and procedures (continued)

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Cost of Goods Sold

Cost of goods sold consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $0 and $0 during the years ended December 31, 2011 and 2010, respectively.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses during the years ended December 31, 2011 and 2010.

General and administrative expenses

The significant components of general and administrative expenses consist solely of legal and professional fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2011 and 2010.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

F7

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 2 - Accounting policies and procedures (continued)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.  As of December 31, 2011 and 2010, a provision for income taxes of $50 and $50, respectively, have been recorded related to the minimum franchise income tax payable in the State of Arizona.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011 and 2010, no penalties or interest expense has been incurred.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

F8

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $177,859 as of December 31, 2011. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  On August 19, 2009, the Company secured a Revolving Line of Credit for $25,000 with a non-related third-party entity, the terms of which are discussed in Note 6 - Debt and Interest Expense.  Nonetheless, the Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 - Reclassification: Stock Split Adjustment

Certain reclassifications have been made in the prior year’s financial statements.

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

Note 5 - Income taxes

For the years ended December 31, 2011 and 2010, the Company incurred net operating losses and, accordingly, provision for income taxes of $50 has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2011 and 2010, the Company had approximately $97,374 and $81,736 of federal and state net operating losses, respectively.  The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	34,083	28,608
Valuation allowance	(34,083)	(28,608)
Total deferred tax assets	$ -	$ -

F9

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 5 - Income taxes (continued)

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $34,083 and $28,608, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2011 & 2010

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

Note 6 - Debt and interest expense

Through December 31, 2011, a non-affiliated third party loaned the Company an aggregate of $7,250 in cash. The note bears no interest and is due on demand.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of December 31, 2011, no monies have been borrowed against this line of credit and the outstanding balance is $0.  The Note has expired and was not renewed.

Note 7 - Stockholders’ equity

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

F10

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Note 7 - Stockholders’ equity (continued)

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

Through the year ended December 31, 2011, the founding shareholder of the Company donated cash in the amount of $14,000.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of December 31, 2011, there have been no other issuances of common stock.

Note 8 - Warrants and options

As of December 31, 2011 and 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Related party transactions

On March 28, 2006, the Company issued 90,000,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

On April 7, 2006, the Company issued 2,250,000 shares of its no par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $5,000.

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $35,400.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

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

F11

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2011.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2011, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Nancy White	44	President, CEO, Secretary and Director

Michael R. White	38	Treasurer

Nancy White, President: Ms. White graduated from the University of South Dakota in 1986.  She is a licensed Dental Hygienist and Certified Local Anestheologist.  She regularly attends classes at various area colleges and universities to maintain her certified status.  Ms. White has been employed as a dental hygienist for the past 20 years.  Most recently, Ms. White has been employed at Perfect Teeth in Phoenix, Arizona, where she has been on staff for the past 13 years, since 1998.  She is responsible for performing adult and child prophies, performing advanced periodontal treatment and root lanning, administering local anesthesia, applying sealant materials and working with bleach trays.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2011 and 2010 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nancy White	2011	0	0	0	0	0	0	1,254	1,254
President	2010	0	0	0	0	0	0	0	0

Michael White	2011	0	0	0	0	0	0	0	0
Treasurer	2010	0	0	0	0	0	0	0	0

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

Director Independence

The Board of Directors has concluded that Director Nancy White is not independent.

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

Since the inception of the Company to December 31, 2011, Ms. White, a shareholder, officer and director, donated cash in the amount of $35,400.  This amount is considered donated and is not expected to be repaid.

Additionally, we use office space and services provided without charge by Ms. White.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010

Audit fees	$11,750	$8,000
Audit-related fees	-	-
Tax fees	325	325
All other fees	-	-

Total fees	$12,075	$8,325

EXHIBIT

(a)

1.     The financial statements listed in the "Index to Financial Statements" are filed as part of this report.

2.     All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)           Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

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
(Registrant)

By: /s/ Nancy White
Nancy White, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Nancy White	President, CEO and Director	March 30, 2012
Nancy White

/s/ Michael White	Chief Financial Officer	March 30, 2012
Michael White

/s/ Michael White	Chief Accounting Officer	March 30, 2012
Michael White

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document

(SCH) XBRL Taxonomy Extension Schema Document

(CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(DEF) XBRL Taxonomy Extension Definition Linkbase Document

(LAB) XBRL Taxonomy Extension Label Linkbase Document

(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.