Form 10-Q
period 2012-03-31
WHITE DENTAL SUPPLY, INC.
filed 2012-05-11
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-140276

WHITE DENTAL SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4622782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8965 S. Eastern Ave., Suite 260P, Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

(702) 879-8565
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at May 3, 2012)

WHITE DENTAL SUPPLY, INC.

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2011, Annual Report on Form 10-K, previously filed with the Commission on March 30, 2012.

White Dental Supply, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)

Assets

Current assets:
Cash	$5,508	$1,378
Deposit	-	30
Total current assets	5,508	1,408

Total assets	$5,508	$1,408

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,167	$1,617
Note payable	7,250	7,250
Total current liabilities	8,417	8,867

Total liabilities	8,417	8,867

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding
as of 3/31/12 and 12/31/11	99,450	99,450
Additional paid-in capital	83,250	70,950
Deficit accumulated during development stage	(185,609)	(177,859)
Total stockholders’ deficit	(2,909)	(7,459)

Total liabilities and stockholders’ deficit	$5,508	$1,408

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended		Inception
	March 31,		(September 11, 2006) to
	2012	2011	March 31, 2012

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	1,386

Gross profit	-	-	288

Expenses:
Executive compensation	-	1,254	11,254
General and administrative expenses	7,700	6,012	94,353
Total expenses	7,700	7,275	105,607

Loss before provision for income taxes	(7,700)	(7,275)	(105,319)

Provision for income taxes	(50)	-	(290)

Net loss	$(7,750)	$(7,275)	$(105,609)

Weighted average number of
common shares outstanding - basic	99,450,000	99,450,000

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended		Inception
	March 31,		(March 29, 2006) to
	2012	2011	March 31, 2012
Operating activities
Net loss	$(7,750)	$(7,275)	$(105,609)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services - related party	-	-	10,000
Changes in operating assets and liabilities:
Decrease in deposits	30	-	-
Increase (Decrease) in accounts payable	(450)	490	1,167
Increase in accrued expenses	-	120	-
Net cash used by operating activities	(8,170)	(6,665)	(94,442)

Financing activities
Donated capital	12,300	7,000	47,700
Proceeds from notes payable	-	-	7,250
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	12,300	7,000	99,950

Net increase in cash	4,130	335	5,508
Cash - beginning of the period	1,378	691	-
Cash - ending of the period	$5,508	$1,026	$5,508

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$-	$290

Non-cash transactions
Shares issued for services - related party	$-	$-	$10,000
Number of shares issued for services - related party	-	-	90,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2011 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

The business of the Company is to sell dental supplies through direct marketing and via the internet.  The Company has limited operations and in accordance with ASC 915-10, “Development Stage Entities”, the Company is considered a development stage company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $185,609 as of March 31, 2012. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share

Net loss per share is provided in accordance with ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2012.

Recent Accounting Pronouncements

The company evaluated all of the other recent accounting updates and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 - Debt and interest expense

Through March 31, 2012, a non-affiliated third-party loaned the Company an aggregate of $7,250 in cash.  The note bears no interest and is due upon demand.

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

Through the March 31, 2012, the founding shareholder of the Company donated cash in the amount of $47,700.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of March 31, 2012, there have been no other issuances of common stock.

Note 7 - Warrants and options

As of March 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

White Dental Supply, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note 8 - Related party transactions

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $47,700.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

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

Note 9 - Subsequent Events

On April 3, 2012, the Company experienced a change of control.  The Company’s founding shareholder sold her entire position, comprised of 92,250,000 of the Company’s common stock, to a third party in a private transaction not involving the Company.  As a result of the sale of common stock, the purchaser became the majority shareholder of the Registrant, owning approximately 92.76% of the Registrant’s issued and outstanding common stock.  In connection and concurrent with the change of control, the Company elected new Directors and Officers and the previous Officers and Directors resigned their positions.

On April 10, 2012, the Company entered into four bridge loan agreements with third party lenders for an aggregate of $180,000.  The loans are due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loans bear interest at a rate of 10% per annum, payable on maturity.  In connection with the loan, and for no additional consideration, the Company issued to the note holders the ability to convert the notes, in whole or in part, into shares of common stock of the Company, at any time prior to the Due Date.  The conversion price in effect on any conversion date shall be equal to the ten day average closing price of the Company’s common stock, subject to certain adjustment criteria.

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

Management’s Discussion and Analysis

Results of operations for the three month periods ended March 31, 2012 and 2011

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  During the three month periods ended March 31, 2012 and 2011, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.  We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.  We have no recurring customers and no source of guaranteed ongoing revenues.  We have experienced marked difficulty in generating sales.  We believe our lack of revenues during these years is attributable to our lackluster internet experience and thus far ineffective marketing efforts, as well as an inability to secure inventory that is materially different and desirable than is readily available at the majority of retailers.

For the three months ended March 31, 2012, we incurred operating expenses in the amount of $7,700, all of which is attributable to general and administrative expenses.  General and administrative fees included general office expenses ($250), accounting fees ($6,250) and professional fees ($1,200) related to legal fees and filing periodic reports to maintain our status as a public reporting company.  In the comparable three month period ended March 31, 2011, we incurred $7,275 in operating expenses.  During the period we paid an officer $1,254 in executive compensation, accounting fees were $5,000, professional fees of $720 and $301 in general office expenses.  The slight increase year-over-year is primarily attributable to increased accounting fees related to maintaining our public reporting requirements with the SEC.

During the three month periods ended March 31, 2012 and 2011, we recorded provisions for income taxes of $50 and $0, respectively, related to the minimum tax payable to the State of Arizona.

In the period ended March 31, 2012, our net loss totaled $7,750, compared to a net loss of $7,275 in the comparable three months ended March 31, 2011.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

As a result of our minimal revenues and incurring ongoing expenses related to the implementation of our business plan, we have experienced net losses in all periods since our inception on March 29, 2006.  Since our inception, we have accumulated net losses in the amount of $105,609.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  As a result of the foregoing, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

Plan of operation

Over the past several quarters, our operations had been impaired by the state of the general economy.  On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $25,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  Since the financing is structured as a loan, we must generate sufficient revenues with which to repay any amount borrowed.  Unfortunately, despite having secured a line of credit for $25,000, we were unable to develop a comprehensive strategy to become profitable.  The line of credit expired unused with a $0 balance as of December 31, 2011.

Subsequent to the period covered by this quarterly report, on April 3, 2012, we experienced a change of control.  Our founding shareholder, Mrs. Nancy White, sold her entire position, comprised of 92,500,000 of our common stock, to Frederick B. Lawrence, who was a third party at the time of the transaction, in a private transaction not involving the Company.  As a result of the sale of common stock, Mr. Lawrence became our majority shareholder, owning approximately 92.76% of our issued and outstanding common stock.  In connection and concurrent with the change of control, we elected new Directors and Officers and the previous Officers and Directors resigned their positions.

On April 10, 2012, we entered into four bridge loan agreements with third party lenders for an aggregate of $180,000.  The loans are due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loans bear interest at a rate of 10% per annum, payable on maturity.  In connection with the loan, and for no additional consideration, we issued to the note holders the ability to convert the notes, in whole or in part, into shares of our common stock, at any time prior to the Due Date.  The conversion price in effect on any conversion date shall be equal to the ten day average closing price of our common stock, subject to certain adjustment criteria.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Legal Proceedings

We are not a party to any material legal proceedings.

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
(PRE) XBRL Taxonomy Extension Presenation Linkbase Document

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on January 29, 2007, and subsequent amendments made thereto.

** Incorporated by reference herein filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, previously filed with the SEC on November 16, 2009.

8-K Filed Date	Item Number

April 5, 2012	Item 5.01 Changes in Control of Registrant
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers

April 26, 2012	Item 4.01 Changes in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Frederick B. Lawrence	President and	May 3, 2012
Frederick B. Lawrence	Chief Executive Officer

/s/ Patrick Deparini	Principal Financial Officer	May 3, 2012
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	May 3, 2012
Patrick Deparini