Form 10-Q
period 2012-06-30
WHITE DENTAL SUPPLY, INC.
filed 2012-08-13
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	99,450,000 shares
(Class)	(Outstanding as at August 13, 2012)

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

White Dental Supply, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

Assets

Current assets:
Cash	$159,359	$1,378
Deposit	-	30
Total current assets	159,359	1,408

Total assets	$159,359	$1,408

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,345	$1,617
Accrued interest	3,825	-
Note payable	179,623	7,250
Total current liabilities	184,793	8,867

Total liabilities	184,793	8,867

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 99,450,000 shares issued and outstanding
as of 6/30/12 and 12/31/11	99,450	99,450
Additional paid-in capital	78,350	70,950
Deficit accumulated during development stage	(203,234)	(177,859)
Total stockholders’ deficit	(25,434)	(7,459)

Total liabilities and stockholders’ deficit	$159,359	$1,408

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(March 29, 2006) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$ -	$ -	$ -	$ -	$ 1,674
Cost of goods sold	-	-	-	-	1,386

Gross profit	-	-	-	-	288

Expenses:
Officers compensation	10,000	-	10,000	1,254	21,254
General and administrative expenses	3,799	2,739	11,500	8,760	98,153
Total expenses	13,799	2,739	21,500	10,014	119,407

Loss before other expenses	(13,799)	(2,739)	(21,500)	(10,014)	(119,119)

Other expenses:
Interest expense	(3,825)	-	(3,825)	-	(3,825)
Total other expenses	(3,825)	-	(3,825)	-	(3,825)

Loss before provision for income taxes	(17,624)	(2,739)	(25,325)	(10,014)	(122,944)

Provision for income taxes	-	-	(50)	-	(290)

Net loss	$ (17,624)	$ (2,739)	$ (25,375)	$ (10,014)	$ (123,234)

Weighted average number of
common shares outstanding - basic	99,450,000	99,450,000	99,450,000	99,450,000

Net loss per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

White Dental Supply, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended		Inception
	June 30,		(March 29, 2006) to
	2012	2011	June 30, 2012
Operating activities
Net loss	$(25,375)	$(10,014)	$(123,234)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services - related party	-	-	10,000
Changes in operating assets and liabilities:
Decrease in deposits	30	-	-
Increase (decrease) in accounts payable	(272)	(10)	1,345
Increase in accrued expenses	-	240	-
Increase in accrued interest	3,825	-	3,825
Net cash used by operating activities	(21,792)	(9,784)	(108,064)

Financing activities
Donated capital	7,400	7,000	42,800
Proceeds from notes payable	172,373	2,250	179,623
Issuances of common stock	-	-	45,000
Net cash provided by financing activities	179,773	9,250	267,423

Net increase in cash	157,981	(534)	159,359
Cash - beginning of the period	1,378	691	-
Cash - ending of the period	$159,359	$157	$159,359

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$-	$290

Non-cash transactions
Shares issued for services - related party	$-	$-	$10,000
Number of shares issued for services - related party	-	-	90,000,000

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $203,234 as of June 30, 2012. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share

Net loss per share is provided in accordance with ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2012.

Recent Accounting Pronouncements

The company evaluated all of the other recent accounting updates and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 - Debt and interest expense

Through June 30, 2012, a non-affiliated third-party loaned the Company an aggregate of $7,250 in cash.  The note bears no interest and is due upon demand.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $15,254.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2012, the principle balance owed on this loan is $15,254 and interest accrued thereupon was $339.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $82,373.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2012, the principle balance owed on this loan is $82,373 and interest accrued thereupon was $1,828.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $74,746.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2012, the principle balance owed on this loan is $74,746 and interest accrued thereupon was $1,659.

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

Through the June 30, 2012, the founding shareholder of the Company donated cash in the amount of $42,800.  The entire amount is considered donated capital and recorded as additional paid-in capital.

As of June 30, 2012, there have been no other issuances of common stock.

Note 7 - Related party transactions

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $42,800.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

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

Note 8 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are only the following material subsequent events to report:

On July 25, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement (“Agreement”) by and between the Company and Mr. Sebastian Barr, an individual (“Seller”).  In accordance with the Agreement, the Company acquired certain patents, prototypes and technical information the Seller (“Assets”), pertaining to child safety devices.  In exchange for the Assets, the Company agreed to pay the Seller an aggregate of $42,500, pursuant to the following schedule:

1.

An initial payment of $10,000 paid to Sunbeam Packing Services, LLC upon execution of the Agreement;

2.

$24,500 paid to the Seller upon execution of the Agreement

3.

The balance of $8,000 shall be paid in two installments: $4,000 upon the first anniversary date of the Agreement and $4,000 upon the second anniversary date of the Agreement.

Additionally, the Company has agreed to pay to the Seller royalties of 2.5% of gross sales of products based on or directly derived from the Assets.  In the event the Company sells, assigns of otherwise transfers the Assets, the Company has agreed to pay the Seller 2.5% of the gross amount of the sale of the Assets.

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

Subsequent to the period covered by this report, on July 25, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“Agreement”) with Mr. Sebastian Barr, an individual (“Seller”).  In accordance with the Agreement, we acquired certain patents, prototypes and technical information the Seller (“Assets”), pertaining to child safety devices.  In exchange for the Assets, we agreed to pay the Seller an aggregate of $42,500.

1.

An initial payment of $10,000 paid to Sunbeam Packing Services, LLC upon execution of the Agreement;

2.

$24,500 paid to the Seller upon execution of the Agreement

3.

The balance of $8,000 shall be paid in two installments: $4,000 upon the first anniversary date of the Agreement and $4,000 upon the second anniversary date of the Agreement.

Additionally, we agreed to pay to the Seller royalties of 2.5% of gross sales of products based on or directly derived from the Assets.  In the event we sell, assign of otherwise transfer the Assets, we agreed to pay the Seller 2.5% of the gross amount of the sale of the Assets.

Results of operations for the three months ended June 30, 2012 and 2011

We were incorporated in the State of Nevada on March 29, 2006.  We are a development stage company that sells dental supplies via direct sales to retail customers and industry participants, such as dental hygienists.  As a result of the July 25, 2012 Intellectual Property Assignment Agreement, we are also engaged in the child and home safety business.  During the three month periods ended June 30, 2012 and 2011, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.

For the three months ended June 30, 2012, we incurred operating expenses in the amount of $13,799, of which $3,799 is attributable to general and administrative expenses and $10,000 in compensation paid to an executive officer.  General and administrative fees primarily included general office expenses, accounting fees and professional fees related to maintaining our periodic filing requirements as a public reporting company.  In the comparable three month period ended June 30, 2011, we incurred $2,739 in operating expenses, all of which is attributable to general and administrative costs.  The increase year-over-year is primarily attributable to executive compensation, as well as increased accounting and consulting fees.

In April 2012, we issued Unsecured Promissory Notes to three non-affiliated entities in the aggregate amount of $172,373.  These notes are due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The notes bear an interest rate of 10% per annum, payable on maturity.  During the three months ended June 30, 2012, we recorded interest expense of $3,825 related to these notes.  In the comparable three month period ended June 30, 2011, there was no interest expense.

Without having generated revenues during the three month periods ended June 30, 2012 and 2011, we incurred net losses of $17,624 and $2,739, respectively.

Results of operations for the three months ended June 30, 2012 and 2011

During the six month periods ended June 30, 2012 and 2011, we did not generate any revenues, and therefore did not incur any costs associated with sales of products.

In the six month period ended June 30, 2012, total expenses were $21,500, $10,000 of which is due to compensation paid to an officer and $11,500 of which was used for general and administrative purposes.  Comparatively, total expenses in the six month period ended June 30, 2011 was $10,014, of which general and administrative expenses were $8,760 and executive compensation was $1,254.  Accounting and consulting fees paid to third parties to maintain our public reporting requirements increased in the most recent six month period ended June 30, 2012, compared to the comparable period ended June 30, 2011.

During the six months ended June 30, 2012, interest expense was $3,825, related to the Promissory Notes entered into on April 10, 2012.  During the six months ended June 30, 2011, we did not record any interest expense.

During the six month periods ended June 30, 2012 and 2011, we recorded provisions for income taxes of $50 and $0, respectively, related to the minimum tax payable to the State of Arizona.

We incurred a net loss in the amount of $25,325 during the six months ended June 30, 2012.  In comparison, we incurred a $10,014 net loss during the six months ended June 30, 2011.

Results of operations from our inception on March 29, 2006 to June 30, 2012

From the date of our inception, March 29, 2006, to June 30, 2012, we realized revenues of only $1,674.  After taking into account cost of goods sold in the amount of $1,386, we realized a gross profit of $288.  We are unable to forecast the amount, if any, of revenues we will generate for the foreseeable future.  We have no recurring customers and no source of guaranteed ongoing revenues.  We have experienced marked difficulty in generating sales.

Aggregate operating expenses from our inception through June 30, 2012 were $119,407, of which $21,254 is related to compensation paid to executive officers and $98,153 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As a result of not having revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  Since our inception, we have accumulated net losses in the amount of $123,234.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable from our inception through June 30, 2012.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Liquidity

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

On April 10, 2012, we issued Unsecured Promissory Notes to three non-affiliated entities in the aggregate amount of $172,373.  The loans are due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loans bear interest at a rate of 10% per annum, payable on maturity.

During the six months ended June 30, 2012, officers donated $7,400 in cash to finance our operations.

As of June 30, 2012, we had $159,359 of cash on hand.  As a result of our July 25, 2012 Agreement to acquire certain intellectual property related to child safety devices, we are attempting to enter the market for child and home safety products.  To that end, we plan to use our cash to manufacture products based on the technology we acquired, accumulate sufficient inventory and develop and implement a sales and marketing strategy.  As of the date of this report, we have not undertaken any of those initiatives.

Plan of operation

Subsequent to the period covered by this report, on July 25, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“Agreement”) with Mr. Sebastian Barr, an individual (“Seller”).  In accordance with the Agreement, we acquired certain patents, prototypes and technical information the Seller (“Assets”), pertaining to child safety devices.  The patented designs will allow us to produce a drawer safety latch that automatically stops the drawer, both when opening and closing the drawer.  The latch is a one-piece unit that does not require any hardware or fastening devices to install.

In exchange for the Assets, we agreed to pay the Seller an aggregate of $42,500, pursuant to the following schedule:

4.

An initial payment of $10,000 paid to Sunbeam Packing Services, LLC upon execution of the Agreement;

5.

$24,500 paid to the Seller upon execution of the Agreement

6.

The balance of $8,000 shall be paid in two installments: $4,000 upon the first anniversary date of the Agreement and $4,000 upon the second anniversary date of the Agreement.

Additionally, we agreed to pay to the Seller royalties of 2.5% of gross sales of products based on or directly derived from the Assets.  In the event we sell, assign of otherwise transfer the Assets, we agreed to pay the Seller 2.5% of the gross amount of the sale of the Assets.

We are actively engaged in locating firms that can potentially manufacture a quality product at a low cost-basis.  To date, we have not identified any specific manufacturers and have no agreements other than as disclosed herein.

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

(a) Frederick Lawrence

(b) Patrick Deparini

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

8-K Filed Date	Item Number

July 31, 2012	Item 1.01 Entry into a Material Definitive Agreement
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 5.06 Change is Shell Company Status
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE DENTAL SUPPLY, INC.
(Registrant)

Signature	Title	Date

/s/ Frederick B. Lawrence	President and	August 13, 2012
Frederick B. Lawrence	Chief Executive Officer

/s/ Patrick Deparini	Principal Financial Officer	August 13, 2012
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	August 13, 2012
Patrick Deparini