Form 10-K
period 2012-12-31
PITOOEY!, INC.
filed 2013-04-01
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-53991

PITOOEY!, INC. (formerly White Dental Supply, Inc.)
(Name of small business issuer in its charter)

Nevada	20-4622782
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

15685 N. Cave Creek Road, Suite 101 Phoenix, Arizona	85032
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (888) 273-0929

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $40,000.00 based on a share value of $0.05.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2013 was 101,479,423.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PITOOEY!, INC.

(Formerly White Dental Supply, Inc.)

FORM 10-K

For the year ended December 31, 2012

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

PART I

ITEM 1. BUSINESS

Business Development and Summary

We were originally incorporated in the State of Nevada on March 29, 2006, under the name “White Dental Supply, Inc.”  We were authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.  On January 7, 2013, our Board of Directors authorized, and a majority of the stockholders ratified, by written consent, resolutions to change our corporate name to PITOOEY!, Inc. and to increase the number of shares we are authorized to issue to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  The name change and increase in authorized capital became effective with the State of Nevada on February 7, 2013.

On July 25, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“Barr Agreement”) with Mr. Sebastian Barr, an individual (“Barr”).  In accordance with the Barr Agreement, we acquired certain patents, prototypes and technical information from Barr (“Barr Assets”), pertaining to child safety devices.  In exchange for the Barr Assets, we agreed to pay Barr an aggregate of $42,500.

1.

An initial payment of $10,000 paid to Sunbeam Packing Services, LLC upon execution of the Barr Agreement;

2.

$24,500 paid to Barr upon execution of the Barr Agreement;

3.

The balance of $8,000 shall be paid in two installments: $4,000 upon the first anniversary date of the Barr Agreement and $4,000 upon the second anniversary date of the Barr Agreement.

4.

Additionally, we agreed to pay to the Seller royalties of 2.5% of gross sales of products based on or directly derived from the Assets.  In the event we sell, assign or otherwise transfer the Assets, we agreed to pay the Seller 2.5% of the gross amount of the sale of the Assets.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“COS Agreement”) with Choice One Solutions, Inc., a Nevada corporation (“COS”).  In accordance with the COS Agreement, we acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to social media marketing.  In exchange for the COS Assets, we agreed to pay COS an aggregate of $5,000 in cash.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“MC Agreement”) with Mobile Caviar, LLC, an Arizona limited liability corporation (“MC”).  In accordance with the MC Agreement, we acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to mobile media marketing.  In exchange for the MC Assets, we agreed to pay MC an aggregate of $5,000 in cash.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“LCC Agreement”) with Lynn Cole Capital Corp., an Arizona corporation (“LCC”).  In accordance with the LCC Agreement, we acquired research and development expenses related to certain rights, title and interest in and to all intellectual property related to the text messaging platform called “PITOOEY!TM”  In exchange for the LCC Assets, we agreed to pay LCC an aggregate of $5,000 in cash.

On December 27, 2012, we formed a wholly-owned subsidiary, Choice One Mobile, Inc. (“COM”), under the laws of the State of Nevada to execute our mobile and social media marketing and advertising strategies.

On December 27, 2012, we formed a wholly-owned subsidiary, PITOOEY! Mobile, Inc. (“PM”), under the laws of the State of Nevada.  PM was formed to hold all intellectual property related to our PITOOEY!TM iPhone® app, including patents, trademarks, software and trade processes.

On February 6, 2013, we formed a wholly-owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar will specialize in internet branding through social media marketing, mobile marketing and iPhone® app development.

Our administrative office is located at 15685 N. Cave Creek Rd., Suite 101, Phoenix, AZ 85032.

Our fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

The market for mobile and social media marketing, mobile web content and smartphone applications is rapidly growing and continuously changing.  There has been, and we believe that there will continue to be, an increase in the number of smartphones being sold, as consumers continue to migrate from traditional feature phones to smartphones.  We believe that the proliferation of smartphone devices will continue to accelerate for the foreseeable future.  The advanced capabilities and functionality of smartphones and tablets combined with the convenience and increasing adoption rates of these devices has resulted in an explosion of services catering to the mobile consumer and businesses targeting them.

PITOOEY!, Inc., is a complete digital marketing agency offering an array of products and services that will enhance communication between our clients and their target audience.  Through our unique service packages, we offer businesses a comprehensive set of tools that focuses on engaging with the rapidly growing number of social and mobile-centric consumers.  These social and mobile marketing products and services are served up via our three wholly-owned subsidiaries:

1.

PITOOEY! MOBILE, INC.

The current business-to-consumer communications landscape gives almost complete control to the sender.  For example, once businesses obtain consumers’ contact information, the consumers become inundated with repeated and relentless mail, e-mails, telephone calls or text messages.  This leaves consumers to sort through the unfiltered barrage of unwanted, undesirable or inapplicable business communications.  Consumers frustrated with the process begin to ignore all advertising randomly pushed to them and businesses end up spending money on ineffective, non-targeted campaigns.

The PITOOEY!TM mobile application (currently available on the iTunes® App StoreSM), is an ad network featuring highly targeted messages from businesses subscribed to by individual users.  PITOOEY!TM gives businesses the ability to flip the traditional communications landscape, and only deliver messages to consumers who express a desire for them, thereby ridding consumers of unwanted messages, while simultaneously focusing a business’ audience to those actually interested in connecting.

On the PITOOEY!TM app, customers search for and subscribe to businesses they wish to follow and receive notifications from.  Upon login on the PITOOEY!TM app, users create a personalized profile of their favorite businesses through vitalizing the easy to use search and subscribe feature that enables consumers to receive deals and/or updates on those businesses.  After building their lists, consumers will receive deals and notifications only from the companies on their lists; no unwanted messages, ever.

AT&T 8:21 AM 100%
PITOOEY!
Map
try "shopping" or "Fred's"
CANADA
UNITED STATES
Chicago
Toronto
MEXICO
Mexico City
CUBA
HONDURAS
NICARAGUA
PANAMA
E Kings Ave
E Beverly Ln
E Paradise Ln
E Monte Cristo
E Greenway Pkwy
N 27th St
N 26th St
N Cave Creek Rd
E Nisbet Rd
E Hillery Dr
E Vista Dr
E Marilyn Rd
Map
Search
My List
Profile
Amoroso Bakery
15842 N Cave Creek Rd
Details
Amoroso Bakery
(602) 493-1793
15842 N Cave Creek Rd, Phoenix, AZ 85032
Subscribe to this business and get notified when new deals or updates are released!
Subscribe
Subscribed
Redeemed
Subscriptions
Amoroso Bakery
Caludals Gourmet Coffee
Carrabba's Italian Grill
Everett's Steakhouse and...
Gigi's Cupcakes
Jakes Pizza Arizona
Johnnie's-Dee's Chicago...
Mojo Pies
North
Shah-ji Mini Mart

A business may upload any number of customizable notifications into the PITOOEY!TM database, at no initial cost.  Tools within the platform assist in creating the most efficient messages possible to achieve higher sales, increased engagement, or any other specific goals a vendor may have.  The messages may be in the form of information (i.e., a particular band playing at a local restaurant), offers (i.e., 10% off draft beer from 9-10p tonight), or interactive messaging (i.e., job posting).  Businesses can create and load an infinite number of messages into PITOOEY!TM because the user retains complete control over what messaging they choose to engage.  Messages can be viewed, searched, stored and shared.  Businesses only pay for messages actually delivered to customers and can control the maximum number of notifications that will be sent.

How does PITOOEY! generate revenue?

CONSUMER USER

- User downloads the app
  - User adds businesses to their list
    - User list receives preview messages
      - **REVENUE** > User engages (views) messages

BUSINESS VENDOR

- Business creates account
  - Business adds funds, sets budgets, chooses goals, benchmarks, etc.
    - Business loads messages
      - If Consumer/user has their business in the consumer/user list, the Consumer/user receives preview of messages
        - **REVENUE** > Consumer/user engages (views) messages

The PITOOEY!TM app was first submitted to Apple for inclusion in the iTunes® App StoreSM on or about January 17, 2013.  On January 28, 2013, we officially launched the beta version at the 2013 Waste Management Phoenix Open.  We currently expect to release a substantially upgraded version of our app during the month of May, 2013.  Our PITOOEY!TM app is currently optimized for the Apple iPhone® platform, but can also be used on other Apple iOS devices.  We plan to introduce our app to Google Android-powered devices, although the timing of such is yet to be determined.  Thus, currently, the PITOOEY!TM app is distributed solely through the direct-to-consumer digital storefront of the Apple iTunes® App StoreSM.  To find more information regarding our PITOOEY!TM app, visit our website at http://pitooey.com.

2.

CHOICE ONE MOBILE, INC.

Choice One Mobile is our digital social media & marketing subsidiary that offers customizable made-to-fit design strategy to encompass each client’s unique and individual digital marketing needs.  We provide business owners unique resources to not only reach their consumers, but to promote their business through value based content, result driven search engine optimization, and social media engagement strategies.  Our services are ideal for businesses wishing to establish a credible web-presence among an area they have already penetrated and for businesses who want to vitalize the knowledge they have of knowing exactly who their target consumers are.

Our emphasis is to increase a business’ marketing reach and effectiveness through the following channels:

Mobile CaviarSM:  Sales of smartphones and tablets continue to skyrocket, causing a dramatic shift in consumer behavior. As more people spend more time on mobile devices, mobile advertising is now a vital part of every customer acquisition and retention program. Handheld mobile devices have become the focal point of consumers’ lives and shopping experiences.  In fact, according to Google, more people access business websites today from mobile devices than from traditional computers. A mobile customer typically spends less than 10 seconds on a non-optimized site. A website optimized for viewing on a mobile device, whether smartphone or tablet, guarantees that brand information is correctly displayed and easily accessible to consumers. Retention goes from seconds to minutes! Through Mobile CaviarSM, we offer a comprehensive suite of mobile marketing optimization services, including sophisticated banner ad delivery, mobile website enhancement, and email specialization for mobile platforms, among other proven techniques and technologies. We create mobile-optimized websites that make it easy for a businesses’ potential customers to download, read and access any news, coupons, or content - which helps drive traffic to those businesses’ ecommerce sites and brick-and-mortar stores.

Mobile Caviar’s foundation is the rapid collection of vast amounts of unique data, and the flexibility to act on that data in the most efficient manner possible. As data is collected (from mobile website visits, text messages, email, and more), Mobile Caviar SM is constantly adjusting to optimize a client’s mobile marketing strategy. A few examples include tweaking keywords used in emails to better identify with potential customers or running specific banner ads at a particular time to boost click through rate.  The Mobile CaviarSM process has been used to manage highly successful mobile sites, such as the Waste Management Phoenix Open.

Social media marketing through Facebook, Twitter, Linked In, Google +, etc.:  We help clients use social media to collaborate, build relationships and increase their fan and customer base.  COM’s social media campaigns help clients better engage their customers through Facebook, Twitter, and other social media channels.  For example, we create eye-catching, high-retention Facebook fan pages for businesses, which have been proven to increase loyalty, spending and connection with a brand.

Video:  Video is highly effective at captivating, engaging, and building an audience.  Americans today prefer to be entertained, inspired and educated by video, as opposed to the silence of static content.  We create compelling videos for clients to help them connect with their audience.

Content and Search Engine Optimization:  Blogging and creating other site content is one of the best ways to organically optimize a business for search engines.  Choice One Mobile creates content to drive traffic to businesses that are optimized for search engines.  We also help clients create and implement SEO strategies regarding site design, organization, images, links, and more.

To find more information about Choice One Mobile, visit our website at http://choiceonemobile.com.

3.

ROCKSTAR DIGITAL, INC.

Rockstar Digital is a Los Angeles, California-based boutique digital agency that creates, markets and manages digital content including, but not limited to, mobile apps, websites and social media and digital campaigns.  Our services include the creation of customized, appealing and fully-functional mobile apps, unique and creative social media and video campaigns, hands-on consulting and analytics/reporting.  For clients who may have already established a presence within the social media & digital marketing world but desire to increase it exponentially on a nationwide or global scale, Rockstar will take you there.  Rockstar’s target clients are lifestyle, entertainment, music, sports, non-profit, brands and startups, all with the same need: exponentially elevate their digital presence on a nationwide and/or global scale.  Rockstar Digital provides clients with hands-on service and education that helps them stay connected in the right ways for the right reasons.  Our mission is to provide a holistic approach to designing a digital empire, in that we carefully listen to clients’ needs, educate them on what is required and implement a campaign encompassing full mobile app development, mobile and social media.

To find more information regarding Rockstar Digital, visit our website at http://rockstar-digital.com.

Sales and Marketing

As part of our sales process, we typically explain the benefits of our platform and demonstrate our ability to deliver services to potential customers that meet their mobile and social media marketing and advertising campaign goals. As a result, our sales cycle can be relatively long, and can vary significantly between different geographies and customer segments.

We conduct a variety of marketing programs, to enhance brand development and leverage our internal branding resources, and to create programs to educate customers. These activities include field marketing, product marketing and sales support through branding, online and print advertising, social media, trade shows, radio advertising, community and charitable events, and ongoing customer communications, as well as through our websites and other print materials.

Industry Background and Competition

Although the market for mobile marketing and advertising solutions is relatively new, it is very competitive and is characterized by frequent new service introductions and rapidly emerging new platforms and technologies. We believe that the key competitive factors that our customers consider in selecting marketing and advertising solutions include, but are not limited to:

1.

an integrated, scalable and relatively easy to implement platform that can expand the reach of their future campaigns;

2.

solutions providing high quality functionality that meet their immediate marketing and advertising needs;

3.

sophisticated analytics and reporting; and

4.

high levels of quality service and support.

We compete with companies of all sizes in a variety of geographies that offer solutions that compete with single elements of our platform, such as mobile advertising networks, mobile ad serving and ad routing providers, mobile website and content creators, mobile payment providers, aggregators, providers of mobile publishing and application development, SMS aggregators or providers of mobile analytics. We compete at times with interactive and traditional advertising agencies that perform mobile marketing and advertising as part of their services to their customers.

Significantly all of our current and potential traditional competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may be able to secure experienced and talented employees, fulfill customer orders more efficiently and adopt more aggressive pricing policies than we can.  Many of these current and potential competitors can devote substantially more resources to advertising, marketing and attracting experienced talent than we can.  In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with our competitors.

Effect of Existing or Probable Governmental Regulations

We are subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users. We currently collect certain personally identifiable information regarding our customers, including the unique device identifiers (UDIDs) of our customers’ smartphones and tablets, and expect in the future to collect additional personally identifiable information regarding our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. We post our privacy policy and our terms of service on our corporate website. In these policies, we describe our practices concerning the use, transmission and disclosure of the information that we collect regarding our users. Any failure by us to comply with our posted privacy policy, terms of service or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the mobile industry is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Our PITOOEY!TM app offer our users various types of promotional opportunities on behalf of our business customers.  As such, we are subject to laws in a number of jurisdictions concerning the operation and offering of such activities, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

In addition, because our services are available worldwide, certain foreign jurisdictions and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Intellectual property

Our intellectual property is an essential element of our business. We use a combination of trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

As of the date of this annual report, we submitted seven trademark applications and have been issued one provisional  patent by the US Patent and Trademark Office.  These applications have been researched, written and filed to protect our core intellectual property and brand identity.  Upon issuance, our trademarks and patents will continue to provide barriers to entry and fortify our foundational business construct.  In addition, we will continue our forward-looking strategy resulting in additional patent and trademark filings and applications with the U.S.P.T.O. with the goal of protecting our intellectual property and technical processes through the development of our business model.  Our U.S.P.T.O strategies provide what we hope will be a level of risk mitigation and a protection of value for our shareholders now and in the future.

In addition to our patent and trademark applications, we have registered for, or own the rights to use, the following domain names:

www.choiceonemobile.com

www.choiceonesolutions.com

www.gomobileforabuck.com

www.mobilecaviar.com

www.pitooeymobile.com

www.pitooey.com

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales or distribution of our applications or other services determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party, any of which would have a material adverse effect on our business, financial condition and results of operations.

Number of total employees and number of full time employees

As of March 31, 2013, we had 21 employees.  We have never experienced any employment-related work stoppages and consider relations with our employees to be good.  We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

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

3.

The public may read and copy any materials PITOOEY!, Inc. files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a limited operating history in the mobile and social media industries on which to evaluate our potential and determine if we will be able to execute our business plan.

As a result of the intellectual property agreements we entered into during December 2012, we have entered the mobile and social media marketing industries, in which we have no operating history.  Additionally, we merely acquired concepts, processes and domain names that require research and development expenses in order to become commercially viable.  We are a development stage company that has not generated any revenues from mobile or social media marketing activities.  Investments in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to build a base of operations.

We may need to raise additional capital to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

The operation of our business and our efforts to grow our business further will require significant cash outlays and commitments, and we may need to borrow additional funds to support our continued growth. We have limited capital resources and, to date, we have not generated positive cash flows from our operations.  The timing and amount of our cash needs may vary significantly depending on numerous factors, including but not limited to:

1.

Market acceptance of our mobile and social media marketing and advertising services;

2.

The need to adapt to changing technologies and technical requirements;

3.

The need to adapt to changing regulations requiring changes to our processes or platform; and

4.

The existence of opportunities for expansion.

Unless we begin to generate sufficient revenues from our business to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

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

Investors will have limited control over decision-making because principal stockholders, officers and directors of PITOOEY!, Inc. control the majority of our issued and outstanding common stock.

Our executive officers and sole directors, beneficially owns 74% of the outstanding common stock.  As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.

Our business activities involve the use, transmission, transfer, sharing and storage of information as to which we may have various obligations, including information that may be considered confidential, personal or sensitive, and that may be subject to laws that apply to privacy, data protection and security breaches. Our efforts may not prove to be sufficient to protect the security, integrity and confidentiality of the information we collect and store, and there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If such unauthorized disclosure or access does occur, we may be required, under existing and proposed laws or contractual obligations, to notify parties whose information was disclosed or accessed and/or relevant government agencies. We may also be subject to claims of breach of contract or violation of privacy or data protection laws for such disclosure, investigation, penalties or fines by regulatory authorities; and potential claims by parties whose information was disclosed or accessed. The unauthorized disclosure of or access to information may result in the termination of one or more of our commercial relationships and/or a reduction in customer confidence and usage of our services. We may also be subject to litigation alleging the improper collection use, access, transfer, sharing, transmission or storage of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

Because of competitive pressures from competitors with more resources, we may fail to implement our business model profitably.

Although the market for mobile and social media marketing and advertising solutions is relatively new, it is very competitive. We compete with companies of all sizes in select geographies that offer solutions that compete with single elements of our platform, such as mobile advertising networks, mobile website and content creators, providers of mobile publishing and application development, SMS aggregators or providers of mobile analytics. We compete at times with interactive and traditional advertising agencies that perform mobile and social media marketing and advertising as part of their services to their customers.

Generally, our actual and potential competitors have longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and preferred pricing.  There can be no assurance that our current or potential competitors will not stock comparable or superior products and services to those to we offer.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us may cause our business, financial condition and operating results to suffer.

Our success depends, in part, upon us and our customers not infringing upon intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

1.

Adversely affect our relationships with our current or future customers;

2.

Cause delays or stoppages in providing our mobile and social media marketing services;

3.

Divert management's attention and resources;

4.

Require technology changes to our applications, processes or other intellectual property that would cause us to incur substantial cost;

5.

Subject us to significant liabilities;

6.

Require us to enter into royalty or licensing agreements on unfavorable terms; and

7.

Require us to cease certain activities.

In addition to liability for monetary damages against us, which may be trebled and may include attorneys' fees, or, in certain circumstances, our customers, we may be prohibited from developing, commercializing or continuing to provide certain of our mobile and social media marketing services unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure shareholders that we will be able to obtain any such licenses on commercially favorable terms, or at all. If we do not obtain such licenses, our business, operating results and financial condition could be materially adversely affected and we could, for example, be required to cease offering or materially alter our mobile and social media marketing services in some markets.

If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.

We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. As of March 31, 2013, we had 8 pending patent and trademark applications on file. However, any future patents or trademarks that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents, or our reliance upon copyright and trade secret laws to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, including countries where we conduct business such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the U.S. Further, the laws in the U.S. and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our mobile and social media marketing services. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Further, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

We may not be able to enhance our mobile and social media marketing and advertising platform to keep pace with technological and market developments, or to remain competitive against potential new entrants in our markets.

The market for mobile and social media marketing and advertising services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our technology and solutions may not be acceptable to marketers and advertisers. To keep pace with technological developments, differentiate ourselves from our competitors, satisfy increasing customer requirements and achieve acceptance of our marketing and advertising campaigns, we will need to enhance our current mobile and social media marketing and advertising solutions and continue to develop and introduce on a timely basis new, innovative mobile and social media marketing and advertising services offering compatibility, enhanced features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce and deliver compelling mobile and social media marketing services in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations could have a material adverse effect on our operating results or could result in our mobile and social media marketing and advertising platform becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and programming staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our mobile and social media marketing and advertising platform with evolving industry standards and protocols. In addition, as we believe the mobile and social media marketing market is likely to grow substantially, other companies which are larger and have significantly more capital to invest than us may emerge as competitors. New entrants could seek to gain market share by introducing new technology or reducing pricing.

This may make it more difficult for us to sell our products and services, and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

We do not have multi-year agreements with many of our customers and we may be unable to retain key customers, attract new customers or replace departing customers with customers that can provide comparable revenue.

Our success requires us to maintain and expand our current, and develop new, customer relationships. Most of our contracts will be for a period of approximately one year, but do not obligate customers to longer-term relationships with us. We cannot assure shareholders that our customers will continue to use our products and services or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. Further, we cannot assure shareholders that we will continue to generate consistent amounts of revenue over time. If a major customer represents a significant portion of our business, the decision by such customer to materially reduce or to cease purchasing our products and services could cause our revenue to be adversely affected. Our failure to develop and sustain long-term relationships with our customers could materially affect our operating results.

Our sales efforts require significant time, expense and effort and could hinder our ability to expand our customer base and increase revenue.

Attracting new customers requires substantial time and expense and we cannot assure that we will be successful in establishing new relationships, or maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to customers who do not currently perform mobile and social media marketing or advertising or are unfamiliar with our current services or platform. Further, many of our customers typically require input from one or more internal levels of approval. As a result, during our sales effort, we must identify multiple people involved in the purchasing decision and devote a sufficient amount of time to presenting our products and services to those individuals. The newness and complexity of our services, and the flexibility of our pricing model, often requires us to spend substantial time and effort assisting potential customers in evaluating our products and services including providing demonstrations and benchmarking against other available technologies. This process can be costly and time consuming. We expect that our sales process will become less burdensome as our products and services become more widely known and used. However, if this change does not occur, we will not be able to expand our sales effort as quickly as anticipated and our sales will be adversely affected.

If our mobile and social media marketing and advertising services platform does not scale as anticipated, our business will be harmed.

We must be able to continue to scale to support potential ongoing substantial increases in the number of users in our actual commercial environment, and maintain a stable service infrastructure and reliable service delivery for our mobile and social media marketing and advertising solutions. In addition, we must continue to expand our service infrastructure to handle growth in customers and usage. If our mobile and social media marketing and advertising platforms do not efficiently and effectively scale to support and manage a substantial increase in the number of users while maintaining a high level of performance, the quality of our services could decline and our business will be seriously harmed.

The success of our business depends, in part, on wireless carriers continuing to accept our customers' messages for delivery to their subscriber base.

In a portion of our business, we depend on wireless carriers to deliver our customers' messages to their subscriber base. Wireless carriers often impose standards of conduct or practice that significantly exceed current legal requirements and potentially classify our messages as “spam,” even where we do not agree with that conclusion. In addition, the wireless carriers use technical and other measures to attempt to block non-compliant senders from transmitting messages to their customers; for example, wireless carriers block short codes or Internet Protocol addresses associated with those senders. There can be no guarantee that we, or short codes registered to us, will not be blocked or blacklisted or that we will be able to successfully remove ourselves from those lists. Although our services typically require customers to opt‑in to a campaign, minimizing the risk that our customers' messages will be characterized as spam, blocking of this type could interfere with our ability to market products and services of our customers and communicate with end users and could undermine the effectiveness of our customers' marketing campaigns. To date we have not experienced any material blocking of our messages by wireless carriers, but any such blocking could have an adverse effect on our business and results of operations.

We may be required to reduce our prices to compete successfully, or we may incur increased or unexpected costs, which could have a material adverse effect on our operating results and financial condition.

The intensely competitive market in which we conduct our business may require us to reduce our prices, which could negatively impact our operating results. Our market is highly fragmented with numerous companies providing one or more competitive offerings to our marketing and advertising platform. New entrants seeking to gain market share by introducing new technology, products or services may make it more difficult for us to sell our products and services, and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Moreover, we may experience cost increases or unexpected costs, which may also negatively impact our operating results, including increased or unexpected costs related to:

1.

The replacement of aging equipment;

2.

Acquiring key technologies to support or expand our mobile and social media marketing services solutions; and

3.

Acquiring new technologies to comply with newly implemented regulations.

Any unanticipated costs associated with the foregoing items would have a material adverse effect on our business, operating results and financial condition.

The mobile and social media advertising or marketing market may develop more slowly than expected, any of which could harm our business.

If the market for mobile and social media marketing and advertising develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of mobile communications, the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the willingness of our potential clients to outsource their mobile and social media advertising and marketing needs, and our ability to sell our services to advertising agencies and brands. The mobile and social media advertising and marketing market is relatively new and rapidly evolving. As a result, future demand and market acceptance for mobile and social media marketing and advertising is uncertain. Many of our current or potential clients have little or no experience using mobile communications for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to mobile communications advertising or marketing, and there is no certainty that they will continue to allocate more funds in the future, if any. Also, we must compete with traditional advertising media, including television, print, radio and outdoor advertising, for a share of our clients' total advertising budgets.

Businesses, including current and potential clients, may find mobile and social media advertising or marketing to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and therefore the market for mobile and social media marketing and advertising may deteriorate or develop more slowly than expected, or may develop using technology or functionality that we did not anticipate and may be unable to meet effectively and timely. Our current or potential customers may lose interest in our current or future solutions, or find that such solutions do not provide the benefits anticipated. These challenges could significantly undermine the commercial viability of mobile and social media advertising and marketing and seriously harm our business, operating results and financial condition.

If we fail to detect click fraud or other invalid clicks on ads, we could lose the confidence of our advertiser clients, which would cause our business to suffer.

Our business relies on delivering positive results to our advertiser clients. We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. Because of their smaller sizes as compared to personal computers, mobile device usage could result in a higher rate of accidental or otherwise inadvertent clicks by a user. Invalid clicks could also result from click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue.

We depend on the services of key personnel to implement our strategy. If we lose the services of our key personnel or are unable to attract and retain other qualified personnel, we may be unable to implement our strategy.

We believe that the future success of our business depends on the services of a number of key management and operating personnel, including Jacob DiMartino, our chief executive officer, David Sonkin, our chief technology officer, and Patrick Deparini, our chief financial officer. We have at-will employment relationships with all of our management and other employees, and we do not maintain any key-person life insurance policies. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave us. The loss of members of our key management and certain other members of our operating personnel could materially adversely affect our business, operating results and financial condition.

In addition, our ability to manage our growth depends, in part, on our ability to identify, hire and retain additional qualified employees, including a technically skilled development and engineering staff. We face intense competition for qualified individuals from numerous technology, marketing and mobile software and service companies. We require a mix of highly talented engineers as well as individuals in sales and support who are familiar with the marketing and advertising industry. In addition, new hires in sales positions require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent sales force hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. Further, given the rapid pace of our expansion to date, we may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing, creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unsuccessful in attracting and retaining these key personnel, our ability to operate our business effectively would be negatively impacted and our business, operating results and financial condition would be adversely affected.

Activities of our customers and others in the mobile ecosystem we deal with could damage our reputation or give rise to legal claims against us.

The products, services and activities of our customers and others in the mobile ecosystem may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications, privacy and/or data protection. Failure of these parties to comply with applicable laws or our policies or contract terms could damage our reputation and adversely affect our business, operating results or financial condition. We cannot predict whether our role in facilitating our customers' marketing or advertising activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

We may potentially be subject to claims by third parties for content in the advertising we deliver on behalf of our customers if the music, artwork, text or other content involved violates the patent, copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory, deceptive or otherwise violates applicable laws or regulations. Any claims or counterclaims could be time consuming, result in costly litigation or divert management's attention.

Software and components that we incorporate into our mobile and social media marketing services may contain errors or defects, which could have an adverse effect on our business.

We use a combination of custom and third party software, including open source software, in building our mobile and social media marketing and advertising platform. Although we test certain software before incorporating it into our platform, we cannot guarantee that all of the third party technology that we incorporate will not contain errors, defects or bugs. If errors or defects occur in products and services that we utilize in our mobile and social media marketing and advertising platform, it could result in damage to our reputation, lost revenue and diverted development resources.

Our use of open source software could limit our ability to provide our platform to our customers.

We have incorporated open source software into our platform. Although we closely monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our customers. We may also face claims regarding ownership of, or demanding release of, source code, open source software and/or derivative works that were developed using such open source software. These claims could result in litigation, our could require us to seek licenses from third parties in order to continue offering our platform, to re-engineer our platform or discontinue use of portions of the functionality provided by our platform, any of which could have a material adverse effect on our business, operating results or financial condition.

Continuing unfavorable global economic conditions could have a material adverse effect on our business, operating results and financial condition.

Unfavorable economic conditions in the financial and credit markets in the U.S., Europe and Asia has led to a global economic slowdown, with the economies of the U.S. and Europe showing continued signs of weakness. If these economies weaken further or fail to improve, our customers may reduce or postpone their marketing and advertising spending, which could materially adversely affect our business, operating results and financial condition.

Risks Related to the Mobile Communications Industry

Changes in government regulation of the wireless communications industry may adversely affect our business.

Depending on the products and services that they offer, mobile data service providers are or may be subject to regulations and laws applicable to providers of mobile, Internet and VOIP services both domestically and internationally. In addition, the application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television and intellectual property ownership and infringement to wireless industry providers and platforms in many instances is unclear or unsettled. Further, the application to us of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear.

It is possible that a number of laws and regulations may be adopted that may be inconsistent and that could restrict the wireless communications industry, including laws and regulations regarding lawful interception of personal data, taxation, content suitability, content marketing and advertising, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens, including costs on companies such as ours that store personal information. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our mobile and social media marketing services. We may incur substantial liabilities for expenses necessary to investigate or defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

The gathering, transmission, storage and sharing or use of consumer data could give rise to liabilities or additional costs of operation as a result of governmental regulation, legal requirements, civil actions or differing views of personal privacy rights.

We will collect, use, transfer, share, transmit and store a large volume of consumer data, including personal information, in the course of providing our services. Federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our customers, their users and third parties. Any failure, or perceived failure, by us to comply with applicable U.S. federal, state, European Union or other international privacy, data protection or consumer protection‑related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business, operating results and financial condition. Additionally, we may also be contractually liable to indemnify and hold harmless our customers or others from the costs or consequences of inadvertent or unauthorized collection, use or disclosure of their customers' personal data which we store or handle as part of providing our services or otherwise relating to our data practices.

The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally, particularly with regard to location‑based services, use of customer data to track users and/or target advertisements and communication with consumers via mobile devices. New laws such as the newly proposed European Data Protection Regulation have been proposed in various locations, further restricting the right to use personal data. Such laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, operating results or financial condition.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of personal information. These and other privacy concerns, including security breaches, could adversely impact our business, operating results and financial condition.

Risks Related to Our Common Stock

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

PITOOEY!, Inc. uses office space at 15685 N. Cave Creek Rd., Suite 101, Phoenix, Arizona 85032.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

Our officers and directors have not been convicted in a criminal proceeding, exclusive of traffic violations.

Our officers and directors have not been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Our officers and directors have not been convicted of violating a federal or state securities or commodities law.

There are no pending legal proceedings against us.

No director, officer, significant employee or consultant of the Company has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

As of December 31, 2012, no public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Holders

As of the date of this annual report, we have 101,479,423 shares of $0.001 par value common stock issued and outstanding held by 72 shareholders of record.  Our transfer agent is Manhattan Transfer Registrar Company, 57 Eastwood Road, Miller Place, NY 11764, phone (800) 786-0362.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•

our financial condition;

•

earnings;

•

need for funds;

•

capital requirements;

•

prior claims of preferred stock to the extent issued and outstanding; and

•

other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2012.

Recent Sales of Unregistered Securities

On December 31, 2012, the Company issued a total of 119,423 shares of common stock for the conversion of a total of $47,769 in principal and interest accrued thereupon.  The Common Stock was subscribed and paid for as of December 31, 2012; however, the certificates representing the shares were not issued during the period and resultantly, there was $119 in Common Stock Payable.  The certificates were issued in January 2013. We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.

This issuance did not involve underwriters, underwriting discounts or commissions;

2.

Restrictive legends are placed on all certificates issued;

3.

The distribution did not involve general solicitation or advertising; and

4.

The distribution was made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.  All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Through February 6, 2013, we sold 1,635,000 shares of Series A Preferred Stock at $0.40 per share for total gross proceeds of $654,000 in cash.  There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.  On February 7, 2013, our Series A Preferred Stock was automatically converted to shares of Common Stock on a 1-for-1 basis.  A total of 1,635,000 shares of Series A Preferred Stock were converted to 1,635,000 shares of Common Stock.

On February 20, 2013, we entered into an Advisory Service Agreement with a consulting firm.  As part of the compensation we agreed to issue the consultant options to purchase up to 100,000 shares of common stock at $1.75 per share. This transaction involved no general solicitation and the recipient is an accredited purchaser.  The consultant was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that this issuance is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On February 26, 2013, we entered into a Letter of Agreement with a consulting firm.  A portion of the compensation to this consultant, we issued options to purchase up to four million shares of our restricted common stock at an exercise price of $1.30 per share.  This transaction involved no general solicitation and the recipient is an accredited purchaser.  The consultant was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that this issuance is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Through March 31, 2013, we sold 275,000 shares of Common Stock at $0.40 per share for total gross proceeds of $110,000 in cash.  There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  PITOOEY!, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Overview

We were originally incorporated in the State of Nevada on March 29, 2006, under the name “White Dental Supply, Inc.”  We were authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.  On January 7, 2013, our Board of Directors authorized, and a majority of the stockholders ratified, by written consent, resolutions to change our corporate name to PITOOEY!, Inc. and to increase the number of shares we are authorized to issue to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  The name change and increase in authorized capital became effective with the State of Nevada on February 7, 2013.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“COS Agreement”) with Choice One Solutions, Inc., a Nevada corporation (“COS”).  In accordance with the COS Agreement, we acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to social media marketing.  In exchange for the COS Assets, we agreed to pay COS an aggregate of $5,000 in cash.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“MC Agreement”) with Mobile Caviar, LLC, an Arizona limited liability corporation (“MC”).  In accordance with the MC Agreement, we acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to mobile media marketing.  In exchange for the MC Assets, we agreed to pay MC an aggregate of $5,000 in cash.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“LCC Agreement”) with Lynn Cole Capital Corp., an Arizona corporation (“LCC”).  In accordance with the LCC Agreement, we acquired research and development expenses related to certain rights, title and interest in and to all intellectual property related to the text messaging platform called “PITOOEY!TM”  In exchange for the LCC Assets, we agreed to pay LCC an aggregate of $5,000 in cash.

On December 27, 2012, we formed a wholly-owned subsidiary, Choice One Mobile, Inc. (“COM”), under the laws of the State of Nevada to execute our mobile and social media marketing and advertising strategies.

On December 27, 2012, we formed a wholly-owned subsidiary, PITOOEY! Mobile, Inc. (“PM”), under the laws of the State of Nevada.  PM was formed to hold all intellectual property related to our PITOOEY!TM iPhone® app, including patents, trademarks, software and trade processes.

On February 6, 2013, we formed a wholly-owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar will specialize in internet branding through social media marketing, mobile marketing and iPhone® app development.

Results of Operations for the years ended December 31, 2012 and 2011

Due to the recent addition of new business operations and service lines, comparisons of operating results between the years ended December 31, 2012 and 2011 may not be materially reflective of our continuing and future operations.

Revenue

During the year ended December 31, 2012 and 2011, we did not generate any revenues from sales.  Since our inception on March 29, 2006 through December 31, 2012, we generated a total of $1,674 in revenues.  After deducting cost of sales in the amount of $1,386, we had a gross profit of $288.

We recently changed our primary business operations to become a digital marketing agency in December 2012.  We have three wholly-owned subsidiaries offering a broad range of mobile and social media marketing solutions for clients.  These new service lines are expected to contribute to our revenues beginning in the first quarter of 2013.

Costs and Operating Expenses

	Years ended
	December 31,		Increase (Decrease)
	2012	2011	$	%
Operating Expenses:
Executive compensation	$15,000	$1,254	$13,746	1,096.2%
General and administrative	100,910	14,819	86,091	581.0%
Total operating expenses	115,910	16,073	99,837	621.2%

Loss before other expenses	(115,910)	(16,073)	(99,837)	(621.2)%

Other expenses:
Interest expense	(12,515)	-	(12,515)	-%
Provision for income taxes	(50)	(50)	-	-%
Total other expenses	(12,565)	(50)	(12,515)	-%

Net Loss	$(128,475)	$(16,123)	$(112,352)	696.8%

Executive Compensation.  Executive compensation paid to an officer and director of the Company was $15,000 during the year ended December 31, 2012.  In the comparable period ended December 31, 2011, executive compensation paid was only $1,254.  We expect executive compensation to increase materially during the fiscal year 2013, due to the addition of several new executive-level officers.

Since our inception on March 29, 2006 through December 31, 2012, total executive compensation paid was $26,254.

General and Administrative. In the normal course of our operations, we incur various expenses, including, but not limited to, utilities, office supplies and postage and shipping expenses.  During the year ended December 31, 2012, general and administrative expenses were $100,910, consisting of $31,070 in professional fees related to accounting fees, legal fees and fees incurred from other professional service firms; $21,180 in research and development expenses related to our PITOOEY!TM app, technology related to our Mobile CaviarSM services and various other mobile technology service offerings; and $48,660 in general office and other expenses.

During the comparable year ended December 31, 2011, we incurred general and administrative expenses of $14,819, of which $14,321 is attributable to professional fees and $498 in general office expenditures.  We believe the material increase in general and administrative expenses year-over-year is primarily attributable to the increase in business operations during the fourth quarter of 2012.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY!TM app, which will have an adverse effect on our operating results for the foreseeable future.

From the date of our inception through December 31, 2012, total general and administrative expenses were $187,563.

Interest Expense.  In April 2012, we issued three promissory notes to non-affiliated entities.  The notes bore interest rates of 10% per annum and were payable upon maturity.  During the year ended December 31, 2012, we incurred interest expense of $12,515.  Since we had no outstanding loans in 2011, we did not incur any interest expense during the year ended December 31, 2011.

Total interest expense from the date of inception through December 31, 2012 was $12,515.

Taxes.  During the years ended December 31, 2012 and 2011, we recorded provisions for income taxes of $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.

Since our inception through December 31, 2012, we recorded a total of $290 in provisions for income taxes.

Net Loss

Our net loss for the year ended December 31, 2012 was $128,475, which was $112,352, or 697%, greater than the net loss of $16,123 incurred in the year ended December 31, 2011.  We have incurred losses since our inception totaling $226,334.  We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of December 31, 2012, we had $418,104 in cash and equivalents and $30,000 in prepaid expenses and deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the years ended December 31, 2012 and 2011:

	Years ended December 31,		Increase (Decrease)
	2012	2011	$	%

Net cash used by operating activities	$(154,612)	$(15,563)	(138,049)	893.5
Net cash provided by financing activities	571,338	16,250	555,088	3,415.9

Net increase in cash	416,726
Cash at the beginning of year	1,378
Cash at the end of year	$418,104

Operating activities.  Net cash used in operating activities was $154,612 for the year ended December, 2012, as compared to $15,563 used in operating activities for the same period in 2011.  The approximately 894% increase in net loss year-over-year is mainly attributable to increased expenditures related to our entry into the digital media marketing space and development of our PITOOEY!TM app.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY!TM app development, expansion of our service offerings and continued growth of our base of operations.

Financing activities.  Net cash provided by financing activities for the year ended December 31, 2012 was $571,338, as compared to $16,250 for the comparable period ended December 31, 2011.  During the year ended December 31, 2012, we obtained significant financing in an effort to expand our operations and pursue new business opportunities.  To that end, we obtained financing in the form of bridge loans totaling $192,888.  In addition, we initiated a private offering of our Series A Preferred Stock for $371,000.  We expect to use our cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net increase in cash. During the year ended December 31, 2012, we experienced a net increase in cash on hand of $416,726.  The increase was primarily attributed to proceeds from notes payable and sales of our equity securities.  Comparatively, we had a net increase in cash of $687 during the year ended December 31, 2011.

As of December 31, 2012, we had $418,104 of cash on hand.  We expect to require significant capital to continue to fund research and development activities related to development of the PITOOEY!TM app.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

We only recently began to venture into the mobile and social media marketing space.  We are experiencing significant changes to our corporate and operational structures and have been expanding our base of employees.  Over the next 12 months, we expect the number of full- and part-time employees to fluctuate substantially, though we are unable to predict the amount of such fluctuations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Our management does expect to incur additional research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-11) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
White Dental Supply, Inc.

We have audited the accompanying balance sheets of White Dental Supply, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010 and from inception (March 29, 2006) to December 31, 2011. White Dental Supply, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Dental Supply, Inc (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the period ended December 31, 2011 and 2010 and from inception (March 29, 2006) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
March 26, 2012

_____________________________________________________
2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

To the Board of Directors and Stockholders

Pitooey!, Inc. (formerly White Dental Supply, Inc.)

Phoenix, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheet of Pitooey!, Inc. (formerly White Dental Supply, Inc.)(A Development Stage Company) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and from March 29, 2006 (inception) through December 31, 2012.  Amounts for periods prior to December 31, 2011 are based on the reports of other auditors.  Pitooey!, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pitooey!, Inc. as of December 31, 2012 and the results of its consolidated operations, stockholders’ deficit, and cash flows for the year then ended and from March 29, 2006 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City, Missouri

April 1, 2013

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets

Current assets:
Cash and equivalents	$418,104	$1,378
Deposits and prepaid expenses	30,000	30
Total current assets	448,104	1,408

Total assets	$448,104	$1,408

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,450	$1,617
Note payable - current portion	148,369	7,250
Total current liabilities	153,819	8,867

Long-term liabilities:
Note payable - long-term portion	4,000	-
Total long-term liabilities	4,000	-

Total liabilities	157,819	8,867

Stockholders’ equity (deficit)
Preferred stock:
Preferred stock, $0.001 par value, 80,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2012 and 2011, respectively	-	-
Preferred stock, Series A $0.001 par value,
20,000,000 shares authorized, no shares issued and
outstanding as of December 31, 2012 and 2011,
respectively	-	-
Preferred stock, Series A owed but not issued,
927,500 and 0 shares as of December 31, 2012 and
2011, respectively	927	-
Common stock:
Common stock, $0.001 par value, 400,000,000 shares
authorized, 99,450,000 shares issued and
outstanding as of December 31, 2012 and 2011,
respectively	99,450	99,450
Common stock, owed but not issued, 119,423 and 0
shares issued and outstanding as of December 31,
2012 and 2011, respectively	119	-
Additional paid-in capital	496,123	70,950
Deficit accumulated during development stage	(306,334)	(177,859)
Total stockholders’ equity (deficit)	290,285	(7,459)

Total liabilities and stockholders’ equity (deficit)	$448,104	$1,408

The accompanying notes are an integral part of these financial statements.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

	For the years ended		Inception
	December 31,		(March 29, 2006) to
	2012	2011	December 31, 2012

Revenue	$-	$-	$1,674
Cost of goods sold	-	-	(1,386)

Gross profit	-	-	288

Expenses:
Executive compensation	15,000	1,254	26,254
General and administrative expenses	100,910	14,819	187,563
Total expenses	115,910	16,073	213,817

Operating loss	(115,910)	(16,073)	(213,529)

Other expenses:
Interest expense	(12,515)	-	(12,515)
Total other expenses	(12,515)	-	(12,515)

Loss before provision for income taxes	(128,425)	(16,073)	(226,044)

Provision for income taxes	(50)	(50)	(290)

Net loss	$(128,475)	$(16,123)	$(226,334)

Weighted average number of
common shares outstanding	99,450,000	99,450,000

Net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

Inception (March 29, 2006) to December 31, 2012

	Common Stock			Preferred Stock		Preferred Stock, Series A				(Deficit)
										Accumulated
			Owed					Owed	Additional	During	Total
			But Not					But Not	Paid-in	Development	Stockholder's
	Shares	Amount	Issued	Shares	Amount	Shares	Amount	Issued	Capital	Stage	(Deficit)

March 28, 2006
Founders shares
issued for services
$0.001 per share	90,000,000	$90,000	$-	-	$-	-	$-	$-	$-	$(80,000)	$10,000

April 7, 2006
Founders shares
Issued for cash
$0.001 per share	2,250,000	2,250	-	-	-	-	-	-	2,750	-	5,000

September 8, 2006
Donated capital	-	-	-	-	-	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	-	-	-	-	-	(14,690)	(14,690)

Balance, December 31, 2006	92,250,000	92,250	-	-	-	-	-	-	7,750	(94,690)	5,310

May 10, 2007
Issued for cash
$0.05 per share	7,200,000	7,200	-	-	-	-	-	-	32,800	-	40,000

Net loss	-	-	-	-	-	-	-	-	-	(17,084)	(17,084)

Balance, December 31, 2007	99,450,000	99,450	-	-	-	-	-	-	40,550	(111,774)	28,226

Net loss	-	-	-	-	-	-	-	-	-	(28,720)	(28,720)

Balance, December 31, 2008	99,450,000	99,450	-	-	-	-	-	-	40,550	(140,494)	(494)

Donated capital	-	-	-	-	-	-	-	-	5,200	-	5,200

Net loss	-	-	-	-	-	-	-	-	-	(9,667)	(9,667)

Balance, December 31, 2009	99,450,000	99,450	-	-	-	-	-	-	45,750	(150,161)	(4,961)

Donated capital	-	-	-	-	-	-	-	-	11,200	-	11,200

Net loss	-	-	-	-	-	-	-	-	-	(11,575)	(11,575)

Balance, December 31, 2010	99,450,000	99,450	-	-	-	-	-	-	56,950	(161,736)	(5,336)

Donated capital	-	-	-	-	-	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	-	-	-	-	-	(16,123)	(16,123)

Balance, December 31, 2011	99,450,000	$99,450	$-	-	$-	-	$-	$-	$70,950	$(177,859)	$(7,459)

Donated capital	-	-	-	-	-	-	-	-	7,450	-	7,450

December 31, 2012
Series A Preferred Stock
owed but not issued	-	-	-	-	-	-	-	927	370,073	-	371,000

December 31, 2012
Common stock owed but
not issued	-	-	119	-	-	-	-	-	47,650	-	47,769

Net loss	-	-	-	-	-	-	-	-	-	(128,475)	(128,475)

Balance, December 31, 2012	99,450,000	$99,450	$119	-	$-	-	$-	$927	$496,123	$(306,334)	$290,285

The accompanying notes are an integral part of these financial statements.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the years ended		Inception
	December 31,		(March 29, 2006) to
	2012	2011	December 31, 2012
Operating activities
Net loss	$(128,475)	$(16,123)	$(226,334)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services - related party	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in deposits	(29,970)	-	(30,000)
Increase (decrease) in accounts payable	3,833	1,040	5,450
Increase in accrued expenses	-	(480)	-
Net cash (used in) operating activities	(154,612)	(15,563)	(240,884)

Financing activities
Donated capital	7,450	14,000	42,850
Proceeds from note payable	192,888	2,250	200,138
Issuances of stock	371,000	-	416,000
Net cash provided by financing activities	571,338	16,250	658,988

Net increase (decrease) in cash	416,726	687	418,104
Cash - beginning of the year	1,378	691	-
Cash - end of the year	$418,104	$1,378	$418,104

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$50	$290

Non-cash transactions:
Shares issued for services - related party	-	-	10,000
Number of shares issued for services	-	-	90,000,000
Note payable converted to stock	$47,769	$-	$47,769
Number of shares owed but not issued
for note conversion	119,423	-	119,423

The accompanying notes are an integral part of these financial statements.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - History and Organization

The Company was organized March 29, 2006 (Date of Inception) under the laws of the State of Nevada, as White Dental Supply, Inc.  The Company was authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

On December 27, 2012, the Company formed a wholly-owned subsidiary, Choice One Mobile, Inc., under the laws of the State of Nevada.

On December 27, 2012, the Company formed a wholly-owned subsidiary, PITOOEY! Mobile, Inc., under the laws of the State of Nevada.

On January 7, 2013, the Board of Directors of the Company authorized and a majority of the stockholders of the Company ratified, by written consent, resolutions to change the name of the Company to PITOOEY!, Inc. and to increase the authorized number of shares of the Company to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  The name change and increase in authorized capital became effective with the State of Nevada on February 7, 2013.

On February 6, 2013, the Company formed a wholly-owned subsidiary, Rockstar Digital, Inc., under the laws of the State of Nevada.

Note 2 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($226,334) for the period from March 29, 2006 (inception) to December 31, 2012, and had sales of $1,674.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company is currently conducting a private placement of its preferred stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Principles of consolidation

For the year ended December 31, 2012, the consolidated financial statements include the accounts of PITOOEY!, Inc. (formerly White Dental Supply, Inc.), Choice One Mobile, Inc. and PITOOEY! Mobile, Inc.  All significant intercompany balances and transactions have been eliminated.   PITOOEY!, Inc. (formerly White Dental Supply, Inc.), Choice One Mobile, Inc. and PITOOEY! Mobile, Inc. will be collectively referred herein to as the “Company”.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Intangible assets

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

Property and equipment

Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment	3 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as of December 31, 2012 and 2011.  Depreciation expense for the years ended December 31, 2012 and 2011 totaled $0 and $0, respectively.

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

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (Continued)

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the years ended December 31, 2012 and 2011, there were no advertising and marketing costs.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the conversion of preferred stock. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash and accounts payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.  See Note 10 - Fair Value Measurements for additional information.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through the date of this filing and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

Note 4 - Prepaid expenses and deposits

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  During the year ended December 31, 2012, the Company did not recognize any expenses related to this agreement.  As of December 31, 2012, the balance in prepaid expenses was $30,000.

Note 5 - Debt and Interest Expense

Through December 31, 2012, a non-affiliated third-party loaned the Company an aggregate of $7,250 in cash.  The note bears no interest and is due upon demand.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $15,254.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert the entire principal balance of $15,254, as well as $1,107 of interest accrued thereupon, to date, into 40,904 shares of common stock.  As of December 31, 2012, the principle balance owed on this loan is $0.  See Note 6 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $82,373.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert a portion of the principal balance in the amount of $20,000, as well as $5,981 of interest accrued thereupon, to date, into 64,952 shares of common stock.  As of December 31, 2012, the principle balance owed on this loan is $62,373 and interest accrued thereupon of $0.  See Note 6 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $74,746.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert $5,427 of interest accrued thereupon, to date, into 13,567 shares of common stock.  As of December 31, 2012, the principle balance owed on this loan is $74,746 and interest accrued thereupon of $0.  See Note 6 - Stockholders’ Equity for additional information.

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

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity

The Company is authorized to issue 400,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

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

On January 3, 2013, the Company filed a Certificate of Designation with the State of Nevada to designate up to 20,000,000 shares of preferred stock as “Series A.”  The Series A Preferred Stock holds no voting rights, but is automatically convertible into shares of the Company’s common stock immediately upon the effectiveness of a Certificate of Change filed by the Company to increase the number of shares of common stock the Company would become authorized to issue.

On January 7, 2013, the Board of Directors authorized and a majority of the stockholders of the Company ratified, by written consent, a resolution to increase the authorized number of shares of the Company to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock (of which 20,000,000 have been designated as Series A Preferred Stock and 80,000,000 shares of preferred stock available for the Company to assign or designate such provisions or preferences as may be assigned by the Board of Directors).  The name change and increase in authorized capital became effective with the State of Nevada on February 7, 2013.

Through the year ended December 31, 2012, the founding shareholder of the Company donated cash in the amount of $42,850.  The entire amount is considered donated capital and recorded as additional paid-in capital.

During the month of December, 2012, the Company conducted a private offering, in which it sold 927,500 shares of Series A Preferred Stock for $371,000 in cash.  The Series A Preferred Stock was subscribed and paid for as of December 31, 2012; however, the certificates representing the shares were not issued during the period and resultantly, there was $927 in Series A Preferred Stock owed but not issued.

On December 31, 2012, the Company agreed to issue a total of 119,423 shares of common stock for the conversion of a total of $47,769 in principal and interest accrued thereupon.  The Common Stock was subscribed and paid for as of December 31, 2012; however, the certificates representing the shares were not issued during the period and resultantly, there was $119 in Common Stock owed but not issued. See Note 5 - Debt and Interest Expense for additional information.

As of December 31, 2012, there have been no other issuances of common stock.

Note 7 - Warrants and Options

As of December 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 8 - Agreements

On July 25, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement (“July IP Agreement”) by and between the Company and Mr. Sebastian Barr, an individual (“Seller”).  In accordance with the July IP Agreement, the Company acquired certain patents, prototypes and technical information from the Seller (“Assets”), pertaining to child safety devices.  In exchange for the Assets, the Company agreed to pay the Seller an aggregate of $42,500, pursuant to the following schedule:

1.

An initial payment of $10,000 paid to Sunbeam Packing Services, LLC upon execution of the July IP Agreement;

2.

$24,500 paid to the Seller upon execution of the July IP Agreement;

3.

The balance of $8,000 shall be paid in two installments: $4,000 upon the first anniversary date of the July IP Agreement and $4,000 upon the second anniversary date of the July IP Agreement.

4.

Additionally, the Company has agreed to pay to the Seller royalties of 2.5% of gross sales of products based on or directly derived from the Assets.  In the event the Company sells, assigns or otherwise transfers the Assets, the Company has agreed to pay the Seller 2.5% of the gross amount of the sale of the Assets.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement (“COS Agreement”) by and between the Company and Choice One Solutions, Inc., a Nevada corporation (“COS”).  In accordance with the Agreement, the Company acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to social media marketing.  In exchange for the Assets, the Company agreed to pay the Seller an aggregate of $5,000 in cash.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement (“MC Agreement”) by and between the Company and Mobile Caviar, LLC, an Arizona limited liability corporation (“MC”).  In accordance with the Agreement, the Company acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to mobile media marketing.  In exchange for the Assets, the Company agreed to pay the Seller an aggregate of $5,000 in cash.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement (“LCC Agreement”) by and between the Company and Lynn Cole Capital Corp., an Arizona corporation (“LCC”).  In accordance with the Agreement, the Company acquired research and development expenses related to certain rights, title and interest in and to all intellectual property related to the text messaging platform called “PITOOEY!TM”  In exchange for the Assets, the Company agreed to pay the Seller an aggregate of $5,000 in cash.

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  During the year ended December 31, 2012, the Company did not recognize any expenses related to this agreement.  As of December 31, 2012, the balance in prepaid expenses was $30,000.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 9 - Related Party Transactions

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $42,850.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Choice One Solutions, Inc., a Nevada corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to social media marketing.  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 8 - Agreements for additional information.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Mobile Caviar, LLC, an Arizona limited liability corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to mobile media marketing.  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 8 - Agreements for additional information.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Lynn Cole Capital Corp., an Arizona corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to the text messaging platform called “Pitooey!”  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 8 - Agreements for additional information.

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  During the year ended December 31, 2012, the Company did not recognize any expenses related to this agreement.  As of December 31, 2012, the balance in prepaid expenses was $30,000.

Note 10 - Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company has no level 3 assets or liabilities.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 10 - Fair Value Measurements (Continued)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$418,104	$-	$-	$418,104
Deposits	-	30,000	-	30,000
Accounts payable	-	5,450	-	5,450
Notes payable	-	152,369	-	152,369

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$1,378	$-	$-	$1,378
Deposits	-	30	-	30
Accounts payable	-	1,617	-	1,617
Notes payable	-	7,250	-	7,250

Note 11 - Income Taxes

For the years ended December 31, 2012 and 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2012 and 2011, the Company had approximately $226,334 and $97,859 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the years ended December 31:

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	76,954	34,083
Valuation allowance	(76,954)	(34,083)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $76,954 and $34,083, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2012	2011
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 12 - Subsequent Events

On January 3, 2013, the Company filed a Certificate of Designation with the State of Nevada to designate up to 20,000,000 shares of preferred stock as “Series A.”  The Series A Preferred Stock holds no voting rights, but is automatically convertible into shares of the Company’s common stock immediately upon the effectiveness of a Certificate of Change filed by the Company to increase the number of shares of common stock the Company would become authorized to issue.

January 4, 2013, the Company repaid the $62,373 principal balance of an April 10, 2012 Promissory Note.  All interest accrued between December 31, 2012 and the date of repayment was forgiven.  As of January 4, 2013, the principal balance on the note was $0.

January 4, 2013, the Company repaid the $74,746 principal balance of an April 10, 2012 Promissory Note.  All interest accrued between December 31, 2012 and the date of repayment was forgiven.  As of January 4, 2013, the principal balance on the note was $0.

On January 7, 2013, the Board of Directors authorized and a majority of the stockholders of the Company ratified, by written consent, a resolution to increase the authorized number of shares of the Company to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock (of which 20,000,000 have been designated as Series A Preferred Stock and 80,000,000 shares of preferred stock available for the Company to assign or designate such provisions or preferences as may be assigned by the Board of Directors).

January 9, 2013, the Company issued stock certificates to subscribers of 927,500 shares of the Company’s Series A Preferred Stock in satisfaction of the Company’s $927 Series A Preferred Stock owed but not issued as of December 31, 2012.

January 9, 2013, the Company issued stock certificates to subscribers of 119,423 shares of the Company’s Common Stock in satisfaction of the Company’s $119 Common Stock owed but not issued as of December 31, 2012.

On February 6, 2013, the Company formed a wholly-owned subsidiary, Rockstar Digital, Inc., under the laws of the State of Nevada.

From January 1, 2013 through February 6, 2013, the Company sold 707,500 shares of its Series A Preferred Stock for total proceeds of $283,000.

On February 7, 2013, the Company’s name change and increase in authorized capital became effective with the State of Nevada.  As a result of the increase in authorized capital, the Company’s Series A Preferred Stock was automatically converted to shares of Common Stock on a 1-for-1 basis.  A total of 1,635,000 shares of Series A Preferred Stock were converted to 1,635,000 shares of Common Stock.

On February 20, 2013, the Company entered into an Advisory Service Agreement with a consulting firm, whereby the Company agreed to pay the consultant $4,000 for the first month and $3,000 per month thereafter.  Additionally, the Company agreed to issue the consultant options to purchase up to 100,000 shares of common stock at $1.75 per share.

On February 26, 2013, the Company entered into a Letter of Agreement with a consulting firm, whereby the Company agreed to pay the consultant a total of $42,500 and issue options to purchase up to four (4) million shares of the Registrant’s restricted common stock at an exercise price of $1.30 per share.

From February 8, 2013 through March 31, 2013, the Company sold 275,000 shares of common stock for total proceeds of $110,000.

The Company’s Management has reviewed all other material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2012.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2012, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management has determined that the Company’s business operations are sufficient for the Company to cease to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Jacob DiMartino	33	Chief Executive Officer and Director

David Sonkin	45	Chief Operations Officer, President and Director

Patrick Deparini	38	Chief Financial Officer, Secretary, Treasurer and Director

Frederick Lawrence	65	Director

Robert Swope	26	Chief Digital Officer

Jacob DiMartino, Chief Executive Officer and Director, began his career in 1998 at the age of 18 with a startup company Phase 2 Solutions in Scottsdale Arizona.  Jacob started as an inside sales rep for the company and moved up the ranks to Sales Manager within his first 90 days. In 2000 he was promoted to Project Manager. With this promotion Jacob managed Phase 2 Solutions largest account which was World Com. Jacob earned several company awards and achievements over his 6 years with Phase 2 solutions. In 2004, Jacob moved to Los Angeles to pursue an acting and modeling career. Returning to Phoenix, he founded Choice One Solutions - Social Media Marketing in 2011. In its first full year of business Choice One Solutions exceeded $1.2 million in sales. Mr. DiMartino is continuing the growth of Choice One Solutions thru his affiliate partners and relationships he has established.

David Sonkin, Chief Operations Officer, President and Director, is the creative mind behind “PITOOEY!TM.”  Mr. Sonkin began working at age 13 in the mail room at international auction house, Sotheby's (New York City). He spent 8-years with the national chain TGIFriday's opening new locations & training thousands of employees and managers.  Following two years of exhaustive, coast-to-coast research on mobile content technologies, David developed his first formal mobile venture - a cell phone based theatre guide, BroadwayPhone (featured in The New York Times, June 18, 2007). On the heels of the launch of BroadwayPhone, he turned his attention towards the real estate market, developing Open House On The Go, a mobile tool to access a database (over 35,000 listings) of real estate information. He later founded “Mobile Caviar,” a digital agency focused on engaging the mobile masses. “Mobile Caviar” has now produced & managed over 15,000 mobile web pages.  David has developed several proprietary mobile marketing techniques, including Social Media Crystallization, Planned Reactive Intelligence and Self Optimizing Mobile Websites.  As of November 2012, David currently has one of the most successful series on web tv (http://blip.tv/DelusionsOfGrandeur), which he directs and executive produces.

Patrick Deparini, Chief Financial Officer and Director, received a Bachelor of Science degree in Finance, with an emphasis on Managerial Finance, from the University of Nevada, Las Vegas in 1999.  He served on the board of directors of three privately held corporations: Rise Records, Inc., a Nevada-based entertainment company, from 2002-2004; FX Global Technologies, Inc., a mobile technologies development firm, from 2011 to current; and Nascent Group, Inc., a company offering various document preparation, accounting and advisory services, from 2001 to current.  His duties with Nascent Group include oversight of all operational aspects from corporate governance to implementation of the Company's business strategy.  From 2002 to 2006, he served on the board of directors of Nascent Wine Company, Inc., which marketed and distributed more than 2,000 food and food-related products to over 2,300 retailers throughout Mexico, as well as held the exclusive rights to distribute Miller Beer in nearly two-thirds of the country of Mexico.  From 2001 through 2005, Mr. Deparini served as an independent contracted paralegal for various law firms, to which he provided services and related to securities law and litigation.

Frederick Lawrence, Director, has been a Licensed Real Estate Salesperson in the State of Arizona since 2000.  From 2001 through 2008, Mr. Lawrence was the Managing Member of Shadow Canyon Homes, LLC, which was a builder of custom homes.  Mr. Lawrence was a Licensed Contractor in the State of Arizona and acted as the general contractor for numerous building projects.  From 2005 to current, Mr. Lawrence has been licensed with the firm of Dominion Real Estate Partners, LLC, as a real estate salesperson.  In January 2009, Mr. Lawrence founded and is currently the Managing Member and part-owner of Bear to Bull Properties, LLC, which buys, sells, and rents out property.  Mr. Lawrence oversees all operational aspects of Bear to Bull Properties, LLC.  Additionally, Mr. Lawrence is a part-owner of Bear 2 Bull Consulting, LLC, which offers consulting services on a variety of real estate projects.

Rob Swope, Chief Digital Officer, started his business career working as a sales and marketing contractor for multiple Fortune 500 telecom and cable companies. Assigned with the task of expanding the B2B and B2C footprints, he rose quickly through the ranks and went on to hire, train, and manage multiple outside sales teams. Through those efforts, his teams generated over $15 million in combined annual revenue throughout specific U.S. regions in under 5 years. Shifting gears into the digital marketing world, he worked as a Communications Manager with Mobile Roadie, then a fledging startup and now one of the largest mobile app platforms in the world. Rob managed partnerships, marketing, and client relations on mobile app projects with Taylor Swift, the Miami Dolphins, CMJ Music Marathon and  MIPcom (now MIPworld). Shortly after, he created a freelancing collective called Rockstar Digital, simultaneously forming a strategic app partnership with Mobile Roadie. Since then, his team has been building, managing and marketing  projects surrounding music, lifestyle, entertainment, sports, brands, non-profits and events. Most recent clients include: (RED), EMI Records, Decibel Music Festival and NBA Hall of Famer James Worthy.

Based in Los Angeles, Rob is President of Rockstar Digital, (a subsidiary of PITOOEY!, Inc.) which manages the development, design and social marketing for the PITOOEY! app and also fulfills mobile app development and high end social media services for a wide range of clients.

Family Relationships

There are no family relationships among any of our officers or directors.

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

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in their filings.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3.

Compliance with applicable governmental laws, rules and regulations;

4.

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.

Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having a small management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2012, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 15685 N. Cave Creek Rd., Suite 101, Phoenix, AZ 85032.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2012 and 2011 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jacob DiMartino	2012	0	0	0	0	0	0	0	0
CEO

David Sonkin	2012	0	0	0	0	0	0	5,000	5,000
COO and President

Patrick Deparini	2012	0	0	0	0	0	0	10,000	10,000
CFO

Frederick Lawrence	2012	0	0	0	0	0	0	0	0
Director

Nancy White	2012	0	0	0	0	0	0	0	0
Former President	2011	0	0	0	0	0	0	1,254	1,254

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services provided as directors of our company.

Employment Contracts and Officers' Compensation

We have no employment or other agreement for services with any of our officers, directors or employees.  Since our incorporation, we have paid a total of $16,254 in executive compensation expense to our executive officers for services rendered in the form of our common stock in lieu of cash.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement is expected to be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

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

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Quotation Board (“OTCQB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this annual report with respect to the beneficial ownership of the Company’s common stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Jacob DiMartino, Chief Executive Officer and Director (1)	28,505,000	28.09%
Common Stock	David Sonkin, Chief Operations Officer and Director (1)	29,255,000	28.83%
Common Stock	Patrick Deparini, Chief Financial Officer and Director (1)	8,173,000	8.05%
Common Stock	Frederick Lawrence, Director (1)	8,173,000	8.05%
Common Stock	Robert Swope, President of Rockstar Digital (1)	4,980,000	4.91%

	Officers and Directors as a Group (6 persons)	79,806,000	77.93%

Notes:

1.

The address for the Executive Officers and Board of Directors of the Corporation is: 15685 N. Cave Creek Road, Suite 101, Phoenix, AZ 8032.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In March 2006, we issued 90,000,000 shares of $0.001 par value common stock to Nancy White, our founder and former officer and director, in exchange for services performed valued at $10,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

Also in March 2006, we issued 2,250,000 shares of $0.001 par value common stock to Nancy White, in exchange for cash in the amount of $5,000.

Since the inception of the Company to December 31, 2012, Ms. White donated cash in the amount of $42,850.  This amount is considered donated and is not expected to be repaid.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement with Choice One Solutions, Inc.  In accordance with the COS Agreement, we acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to social media marketing.  In exchange for the COS Assets, we agreed to pay COS an aggregate of $5,000 in cash.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement with Mobile Caviar, LLC.  In accordance with the MC Agreement, we acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to mobile media marketing.  In exchange for the MC Assets, we agreed to pay MC an aggregate of $5,000 in cash.

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement with Lynn Cole Capital Corp.  In accordance with the LCC Agreement, we acquired research and development expenses related to certain rights, title and interest in and to all intellectual property related to the text messaging platform called “PITOOEY!TM.”  In exchange for the LCC Assets, we agreed to pay LCC an aggregate of $5,000 in cash.

On December 27, 2012, we entered into a professional service agreement with an entity materially owned and controlled by Jacob DiMartino, our CEO, for use of client services staff, administrative support and office space and equipment, for which we paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to us as incurred.  During the year ended December 31, 2012, we did not recognize any expenses related to this agreement.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011

Audit fees	$12,250	$11,750
Audit-related fees	-	-
Tax fees	325	325
All other fees	-	-

Total fees	$12,575	$12,075

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents Filed as part of this report

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

PITOOEY!, INC. (formerly White Dental Supply, Inc.)
(Registrant)

By: /s/ Jacob DiMartino
Jacob DiMartino, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer	April 1, 2013
Jacob DiMartino

/s/ David Sonkin	President	April 1, 2013
David Sonkin

/s/ Patrick Deparini	Chief Financial Officer	April 1, 2013
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	April 1, 2013
Patrick Deparini

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

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