Form 10-Q
period 2013-03-31
PITOOEY!, INC.
filed 2013-05-20
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53991

PITOOEY!, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4622782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15685 N. Cave Creek Rd,, Suite 101, Scottsdale, AZ	85032
(Address of principal executive offices)	(Zip Code)

(888) 273-0929
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	101,836,923 shares
(Class)	(Outstanding as at May 20, 2013)

PITOOEY!, INC.

FORM 10-Q

For the three months ended March 31, 2013 and 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2012, Annual Report on Form 10-K, previously filed with the Commission on April 1, 2013.

PITOOEY!, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$11,568	$418,104
Accounts receivable	10,498	-
Merchant reserves	10,582	-
Deposits and prepaid expenses	30,200	30,000
Prepaid stock compensation - current	342,009	-
Total current assets	404,857	448,104

Long term assets:
Prepaid stock compensation - long term	290,726	-
Total long term assets	290,726	-

Fixed assets:
Total fixed assets, net	54,454	-
Total assets	$750,037	$448,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,622	$5,450
Accrued liabilities	29,201	-
Deferred revenue	10,000	-
Notes payable	26,250	-
Notes payable - related parties	57,946	148,369
Total current liabilities	219,019	153,819

Long-term liabilities:
Notes payable - long term	4,000	4,000
Total long-term liabilities	4,000	4,000

Total liabilities	223,019	157,819

Stockholders’ equity
Preferred stock:
Preferred stock, $0.001 par value, 80,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	-	-
Preferred stock, Series A $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of
March 31, 2013 and December 31, 2012, respectively	-	-
Preferred stock, Series A owed but not issued, 0 and 927,500 shares
as of March 31, 2013 and December 31, 2012, respectively	-	927
Common stock:
Common stock, $0.001 par value, 400,000,000 shares authorized,
101,774,423 and 99,450,000shares issued and outstanding as of
March 31, 2013 and December 31, 2012 and 2011, respectively	101,774	99,450
Common stock, owed but not issued, 0 and 119,423 shares issued and
outstanding as of March 31, 2013 and December 31, 2012, respectively	-	119
Additional paid-in capital	1,702,940	496,123
Accumulated deficit	(1,277,696)	(306,334)
Total stockholders’ equity	527,018	290,285
Total liabilities and stockholders’ equity	$750,037	$448,104

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue, net	$52,622	$-
Cost of goods sold	(5,735)	-

Gross profit	46,887	-

Expenses:
Advertising and marketing	139,366	-
Depreciation	2,455	-
Executive compensation	109,804	-
General and administrative expenses	183,543	7,700
Management fees - related party	272,287	-
Professional fees	121,564	-
Salaries and wages	189,212	-
Total expenses	1,018,231	7,700

Loss before other expenses	(971,344)	(7,700)

Other expenses:
Interest expense	(19)	-
Interest income	1	-
Total other expenses	(18)	-

Loss before provision for income taxes	(971,362)	(7,700)

Provision for income taxes	-	(50)

Net loss	$(971,362)	$(7,750)

Weighted average number of
common shares outstanding - basic	100,695,641	99,450,000

Net loss per share - basic	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Operating activities
Net loss	$(971,362)	$(7,750)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	2,455	-
Amortization of warrants issued for prepaid expenses	64,310	-
Changes in operating assets and liabilities:
Decrease (increase) in deposits and prepaid expenses	(10,782)	30
Decrease (increase) in accounts receivable	(10,498)	-
Increase (decrease) in accounts payable	119,374	(450)
Increase (decrease) in deferred revenue	10,000	-
Net cash used by operating activities	(796,503)	(8,170)

Investing activities
Purchase of fixed assets	(56,910)	-
Net cash provided by investing activities	(56,910)	-

Financing activities
Donated capital	50	12,300
Repayment of notes payable	(137,119)	-
Proceeds from notes payable	15,000	-
Proceeds from notes payable - related parties	57,946	-
Issuances of common stock	511,000	-
Net cash provided by financing activities	446,877	12,300

Net increase (decrease) in cash	(406,536)	4,130
Cash - beginning of the period	418,104	1,378
Cash - ending of the period	$11,568	$5,508

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$50

Non-cash transactions
Warrants issued for prepaid expenses	$697,045	$-
Number of warrants issued for prepaid expenses	1,100,000	-

The accompanying notes are an integral part of these financial statements.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

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

Note 2 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company's Form 10-K annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 3 - Summary of Significant Accounting Policies

Principles of consolidation

For the three months ended March 31, 2013, the condensed consolidated financial statements include the accounts of Pitooey!, Inc., Choice One Mobile, Inc., Pitooey! Mobile, Inc. and Rockstar Digital, Inc.  All significant intercompany balances and transactions have been eliminated.   Pitooey!, Inc., Choice One Mobile, Inc., Pitooey! Mobile, Inc. and Rockstar Digital, Inc. will be collectively referred herein to as the “Company”.

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Accounts receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets began to be consumed.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the three months ended March 31, 2013 and 2012, there was no impairment necessary.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Computer equipment	3 years
Furniture and Equipment	5 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as March 31, 2013 and 2012.  Depreciation expense for the three months ended March 31, 2013 and 2012 totaled $2,455 and $0, respectively.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Sales related to long-term contracts for services (such as programming, website development and maintenance) extending over several years are accounted for under the percentage-of-completion method of accounting.  Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For all other sales of product or services the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized on the date of the customer agreement, invoice or purchase order.

Merchant Reserves

The Company processes sales through a third-party credit card merchant processor.  A percentage of all sales is deducted and held by the merchant in a reserve account in the event of chargeback, refunds or customer voids.  As of March 31, 2013 and 2012, there was $10,582 and $0 held in the merchant reserve account, respectively.

Cost of Revenue

The Company’s cost of revenue primarily consists of credit card processing fees and client-specific dedicated Internet service costs.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the three months ended March 31, 2013 and 2012, advertising and marketing costs were $139,366 and $0, respectively.

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through May 20, 2013, and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

Note 4 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of ($1,277,696) and had net sales of $52,622.

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Fixed Assets

Fixed assets consisted of the following at:

	March 31, 2013	December 31, 2012

Computer equipment	$42,913	$-
Furniture and equipment	13,996	-

Fixed assets, total	56,909	-
Less: accumulated depreciation	(2,455)	-
Fixed assets, net	$54,454	$-

Depreciation expenses for the three months ended March 31, 2013 and 2012 were $2,455 and $0, respectively.

Note 6 - Deferred Revenue

As of March 31, 2013 and December 31, 2012, the Company had $10,000 and $0 in deferred revenue related to projects paid in advance of fulfillment.

Note 7 - Prepaid expenses and deposits

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of March 31, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On January 29, 2013, the Company entered into an advertising arrangement with a radio network, for which the Company paid a deposit of $8,186 for two months of advertising and marketing services.  As of March 31, 2013 and December 31, 2012, total prepaid expenses remaining related to this service provider was $200 ad $0.

On February 24, 2013, the Company entered into a contract with a third party consulting firm.  As a portion of the compensation therefor, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  The Company recorded Prepaid Stock Compensation in the amount of $56,494 related to the warrants issued to the consulting firm.  The Prepaid Stock Compensation will be amortized over the one year period of the Agreement.  As of March 31, 2013 and December 31, 2012, the balance in prepaid stock compensation was $51,282.  See Note 10 - Warrants and Options for additional discussion regarding the warrants.  See Note 11 - Agreements for additional discussion regarding the Letter of Agreement.

On February 26, 2013, the Company entered into a Letter of Agreement with a third party consulting firm.  In exchange for certain consulting services, the Company is obligated to pay a total of $42,500, of which $30,000 was prepaid for services to be rendered and balance of $12,500 will be due upon completion of such services to be rendered.  As additional compensation therefor, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  The Company recorded Prepaid Stock Compensation in the amount of $640,551 related to the warrants issued to the consulting firm.  The Prepaid Stock Compensation will be amortized over the two year period of the Agreement.  As of March 31, 2013 and December 31, 2012, the balance in prepaid stock compensation was $581,453.  See Note 10 - Warrants and Options for additional discussion regarding the warrants.  See Note 11 - Agreements for additional discussion regarding the Letter of Agreement.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense

Through March 31, 2013, a non-affiliated third-party loaned the Company an aggregate of $7,250 in cash.  The note bears no interest and is due upon demand.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $15,254.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert the entire principal balance of $15,254, as well as $1,107 of interest accrued thereupon, to date, into 40,904 shares of common stock.  As of December 31, 2012, the principle balance owed on this loan is $0.  See Note 7 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $82,373.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert a portion of the principal balance in the amount of $20,000, as well as $5,981 of interest accrued thereupon, to date, into 64,952 shares of common stock.  In January 2013, the Company repaid the note, in full.  As of March 31, 2013 and December 31, 2012, the principle balance owed on this loan was $ and $62,373, respectively.  See Note 7 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $74,746.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert $5,427 of interest accrued thereupon, to date, into 13,567 shares of common stock.  In January 2013, the Company repaid the note, in full.  As of March 31, 2013 and December 31, 2012, the principle balance owed on this loan was $0 and $74,746, respectively.  See Note 7 - Stockholders’ Equity for additional information.

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

2.

The second and final payment of $4,000 is due July 25, 2014, the second anniversary date of the Agreement and is considered a long-tern note payable.

On March 18, 2013, the Company issued a Promissory Note to one non-affiliated entity in the amount of $15,000.  The loan is due and payable in full on May 15, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  As of March 31, 2013, the principle balance owed on this loan is $15,000.  During the three months ended March 31, 2013, a total of $191 has been recorded as interest expense.  As part of the April 29, 2013 Investment Agreement with the investor, the investor assumed the March 18, 2013 Promissory Note issued on $15,000 and $138 of interest accrued thereupon through April 29, 2013.

On March 21, 2013, the Company issued a Promissory Note to an entity owned and controlled by a shareholder in the amount of $12,500.  The loan is due and payable in full on April 21, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On March 28, 2013, the entire principal balance and $19 of interest accrued thereupon was paid by an officer and director on behalf of the company.  As of March 31, 2013, the principle balance owed on this loan is $0.  During the three months ended March 31, 2013, a total of $19 has been recorded as interest expense.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

During March 2013, the Company issued Promissory Notes to directors of the Company in the aggregate of $81,966.  The notes are due on demand and bear no interest.  As of March 31, 2013, the Company repaid $24,020 of the notes and the remaining principal balance outstanding is $57,946.

Note 9 - Stockholders’ Equity

The Company is authorized to issue 400,000,000 shares of its $0.001 par value common stock and 400,000,000 shares of its $0.001 par value preferred stock.

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

On January 7, 2013, the Board of Directors authorized and a majority of the stockholders of the Company ratified, by written consent, a resolution to increase the authorized number of shares of the Company to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock (of which 20,000,000 have been designated as Series A Preferred Stock and 80,000,000 shares of preferred stock available for the Company to assign or designate such provisions or preferences as may be assigned by the Board of Directors).  The increase in authorized capital became effective with the State of Nevada on February 7, 2013.

Through the year ended December 31, 2012, the founding shareholder of the Company donated cash in the amount of $42,800.  The entire amount is considered donated capital and recorded as additional paid-in capital.

During the month of December, 2012, the Company conducted a private offering, in which it sold 927,500 shares of Series A Preferred Stock for $371,000 in cash.  The Series A Preferred Stock was subscribed and paid for as of December 31, 2012; however, the certificates representing the shares were not issued during the period and resultantly, there was $927 in Series A Preferred Stock Payable.  On January 9, 2013, the Company issued stock certificates to subscribers of 927,500 shares of the Company’s Series A Preferred Stock in satisfaction of the Company’s $927 Series A Preferred Stock Payable as of December 31, 2012.

On December 31, 2012, the Company issued a total of 119,423 shares of common stock for the conversion of a total of $47,769 in principal and interest accrued thereupon.  The Common Stock was subscribed and paid for as of December 31, 2012; however, the certificates representing the shares were not issued during the period and resultantly, there was $119 in Common Stock Payable.  On January 9, 2013, the Company issued stock certificates to subscribers of 119,423 shares of the Company’s Common Stock in satisfaction of the Company’s $119 Common Stock Payable as of December 31, 2012.  See Note 6 - Debt and Interest Expense for additional information.

From January 1, 2013 through February 7, 2013, the Company sold 677,500 shares of its Series A Preferred Stock for total proceeds of $271,000.

On February 7, 2013, in connection with the effectiveness of the Company’s Certificate of Change to increase the authorized capital of the Company, all shares of the Company’s Series A Preferred Stock were automatically converted into 1,605,000 shares of the Company’s common stock.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 9 - Stockholders’ Equity (continued)

Through March 31, 2013, the Company sold 600,000 shares of its common stock for aggregate proceeds of $240,000.

As of March 31, 2013, there have been no other issuances of common stock.

Note 10 - Warrants and Options

As of December 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

On February 24, 2013, the Company entered into a contract with a third party consulting firm.  As a portion of the compensation therefor, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  The warrants carry a life of 2 years.  See Note 11 - Agreements for additional discussion regarding the Letter of Agreement.

On February 26, 2013, the Company entered into a Letter of Agreement with a third party consulting firm.  As a portion of the compensation therefor, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  The warrants carry a life of 2 years.  See Note 11 - Agreements for additional discussion regarding the Letter of Agreement.

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2013 and 2012 and changes during the three months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2012	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2012	0	$ 0.00
Granted	1,100,000	$ 1.34
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at March 31, 2013	1,100,000	$ 1.34
Warrants exercisable at March 31, 2012	0	$ 0.00
Warrants exercisable at March 31, 2013	1,100,000	$ 1.34

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 - Warrants and Options (continued)

The following tables summarize information about warrants outstanding and exercisable at March 31, 2013:

	WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 1.30 - $ 1.75	1,100,000	2.00	$ 1.34
	1,100,000	2.00	$ 1.34

	WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 1.30 - $ 1.75	1,100,000	$ 1.34
	1,100,000	$ 1.34

Note 11 - Agreements

On July 25, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement (“July IP Agreement”) by and between the Company and Mr. Sebastian Barr, an individual (“Seller”).  In accordance with the July IP Agreement, the Company acquired certain patents, prototypes and technical information the Seller (“Assets”), pertaining to child safety devices.  In exchange for the Assets, the Company agreed to pay the Seller an aggregate of $42,500, pursuant to the following schedule:

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 11 - Agreements (continued)

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement (“LCC Agreement”) by and between the Company and Lynn Cole Capital Corp., an Arizona corporation (“LCC”).  In accordance with the Agreement, the Company acquired research and development expenses related to certain rights, title and interest in and to all intellectual property related to the text messaging platform called “Pitooey!”  In exchange for the Assets, the Company agreed to pay the Seller an aggregate of $5,000 in cash.

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of March 31, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On January 29, 2013, the Company entered into an advertising arrangement with a radio network, for which the Company paid a deposit of $8,186 for two months of advertising and marketing services.  As of March 31, 2013 and December 31, 2012, total prepaid expenses remaining related to this service provider was $200 ad $0.

On February 24, 2013, the Company entered into a contract with a third party consulting firm.  As compensation therefor, the Company paid an initial fee of $4,750 for services rendered and is obligated to pay $3,000 per month for the next 11 months thereafter.  In addition, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  See Note 7 - Prepaid Expenses and Deposits for additional discussion regarding the Prepaid Stock Compensation.  See Note 10 - Warrants and Options for additional discussion regarding the warrants.

On February 26, 2013, the Company entered into a Letter of Agreement with a third party consulting firm.  In exchange for certain consulting services, the Company is obligated to pay a total of $42,500, of which $30,000 was prepaid for services to be rendered and balance of $12,500 will be due upon completion of such services to be rendered.  As additional compensation, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  In the event the Company secures a financing arrangement for $2,000,000, the Company shall issue the consultant additional warrants to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  See Note 7 - Prepaid Expenses and Deposits for additional discussion regarding the Prepaid Stock Compensation.  See Note 10 - Warrants and Options for additional discussion regarding the warrants.

Note 12 - Related Party Transactions

Since the inception of the Company, a shareholder, officer and director of the Company donated cash to the Company in the aggregate amount of $42,850.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Choice One Solutions, Inc., a Nevada corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to social media marketing.  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 11 - Agreements for additional information.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Mobile Caviar, LLC, an Arizona limited liability corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to mobile media marketing.  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 11 - Agreements for additional information.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 12 - Related Party Transactions (continued)

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Lynn Cole Capital Corp., an Arizona corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to the text messaging platform called “Pitooey!”  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 11 - Agreements for additional information.

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of March 31, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On March 21, 2013, the Company issued a Promissory Note to an entity owned and controlled by a shareholder in the amount of $12,500.  The loan is due and payable in full on April 21, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On March 28, 2013, the entire principal balance and $19 of interest accrued thereupon was paid by an officer and director on behalf of the company.  As of March 31, 2013, the principle balance owed on this loan is $0.

During March 2013, the Company issued Promissory Notes to directors of the Company in the aggregate of $81,966.  The notes are due on demand and bear no interest.  As of March 31, 2013, the Company repaid $24,020 of the notes and the remaining principal balance outstanding is $57,946.

Note 13 - Subsequent Events

On April 29, 2013, the Company entered into an Investment Agreement with a third-party investor.  In accordance with the Agreement, the Company agreed to issue Debentures up to a total principal amount of $1,100,000.  Each Debenture will accrue interest on the unpaid principal of each individual Debenture at the rate of eight percent (8%) per year from the date each Debenture is created until paid.  The Company shall have the option to repay the entire principal amount and all accrued interest at any time on or before the Due Date.  Company may request subsequent purchases, in amounts mutually agreed upon.  The investor, in its sole discretion, may decline or accept such subsequent purchase requests.  As part of the Agreement, the investor assumed the March 18, 2013 Promissory Note issued on $15,000 and $138 of interest accrued thereupon through April 29, 2013.  Through May 20, 2013, the Company the aggregate principal balance of the Debentures is $205,658.

In connection with the April 29, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $15,000,000 of the Company’ common stock.  As of the date of these financial statements, no shares of common stock have been sold pursuant to the Agreement.

From April 1, 2013 through May 20, 2013, the Company sold 62,500 shares of its common stock for aggregate proceeds of $25,000.

The Company’s Management has reviewed all other material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Management’s Discussion and Analysis

We were originally incorporated in the State of Nevada on March 29, 2006, under the name “White Dental Supply, Inc.”  We were authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.  On February 7, 2013, we changed our corporate name to PITOOEY!, Inc. and increased the number of shares we are authorized to issue to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.

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

1.

Choice One Mobile, Inc., which provides mobile and social media marketing and advertising solutions.

2.

PITOOEY! Mobile, Inc., which retains all intellectual property related to our PITOOEY!TM iPhone® app, including patents, trademarks, software and trade processes.

3.

Rockstar Digital, Inc., which specializes in internet branding through social media marketing, mobile marketing and iPhone® app development.

Results of Operations for the three months ended March 31, 2013 and 2012

Due to the recent addition of new business operations and service lines, comparisons of operating results between the three month periods ended March 31, 2013 and 2012 are not materially reflective of our continuing and future operations.

Revenue

During the three months ended March 31, 2013, we began to generate sales from our wholly-owned subsidiary, Choice One Mobile, Inc., a provider of mobile and social media marketing and advertising services.  Revenue was comprised, as follows:

	For the three months
	ended March 31,
	2013	2012

Revenue, gross	$ 67,945	$ -
Less: Discounts and refunds	(15,313)	-

Revenue, net	$ 52,622	$ -

After deducting costs of sales in the amount of $5,735, consisting primarily of credit card merchant fees, we realized a gross profit of $46,887.  A vast majority of our services incur few direct, unique and immediately identifiable costs per client.

We recently changed our primary business operations to become a digital marketing agency in December 2012.  We have three wholly-owned subsidiaries offering a broad range of mobile and social media marketing solutions for clients.  We expect our other two subsidiaries to begin contributing to our revenues beginning in the fourth quarter of 2013.

We are continuously refining our services to maximize revenue, while providing a rate of return to business customers greater than they would be able to obtain advertising or marketing through traditional media outlets.  Blending the two disparate objectives is an art form that we are attempting to master and slight dips in revenue may occur in future periods, as a result.  We are actively pursuing the following operational objectives:

1.

Choice One Mobile recently launched the C1M affiliate program to allow credit card processing companies to provide its agents an additional revenue stream by selling C1M's mobile and social media services to existing merchant clientele.  The benefits for Choice One Mobile include greater market penetration, with lower overhead and customer acquisition costs.

2.

The PITOOEY!TM iPhone® app is a preference based, searchable ad network. The PITOOEY! app provides businesses with a unique engagement tool while serving consumers deals, valuable content, and location-based information.  Our Rockstar development team has been engaged in refining the consumer experience, as well as the back-end mechanics, to ensure adoption of Version 2 of the app.  Management expects the PITOOEY! app to be accretive to revenues during the fourth quarter of 2013, of which there can be no assurances.

Costs and Operating Expenses

In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.

For the three months ended March 31, 2013 and 2012, the components of our operating expenses were, as follows:

	Three months ended
	March 31,
	2012	2011
Operating Expenses:
Advertising and marketing	$139,366	$-
Depreciation	2,455	-
Executive compensation	109,804	-
General and administrative	183,543	7,700
Management fees - related party	272,287	-
Professional fees	121,564	-
Salaries and wages	189,212	-
Total operating expenses	1,018,231	7,700

Operating loss	(971,344)	(7,700)

Other expenses:
Interest expense	(19)	-
Interest income	1	-
Provision for income taxes	-	(50)
Total other expenses	(18)	(50)

Net Loss	$(971,362)	$(7,750)

Advertising and Marketing.  Our advertising and marketing activities cost $139,366 during the three months ended March 31, 2013.  A major component of this was the Waste Management Phoenix Open in January 2013, at which we launched the beta version of our PITOOEY! app.  In the comparable period ended March 31, 2012, we did not incur any advertising and marketing expenses.  We expect to reflect lower advertising and marketing expenditures during the immediate future; however, we expect to again increase our advertising and marketing budget to coincide with the launch of Version 2 of the PITOOEY! app later this year.

Depreciation.  Depreciation expense related to our computers, furniture and office equipment was $2,455 during the quarter ended March 31, 2013.  In the comparable period ended March 31, 2012, we did not incur any depreciation expense.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $109,804 during the three months ended March 31, 2013 and $0 in the comparable period ended March 31, 2012.

General and Administrative.  In the normal course of our operations, we incur various expenses, including, but not limited to, utilities, office supplies and postage and shipping expenses.  During the three month ended March 31, 2013, general and administrative expenses were $183,543.  Comparatively, general and administrative expenses were $7,700 in the period ended March 31, 2012.

Management Fees Paid to a Related Party.  On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment.  During the three months ended March 31, 2013 and 2012, total management fees paid to the related entity was $272,287 and $0, respectively.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY!TM app, which will have an adverse effect on our operating results for the foreseeable future.  During the period ended March 31, 2013, we incurred $121,564 in professional fees.  In comparison, we did not incur any professional fees in the three month period ended March 31, 2012.

Salaries and Wages.  As of the date of this report, we had 27 employees.  Salaries and wages paid during the quarters ended March 31, 2013 and 2012 were $189,212 and $0, respectively.

Interest Expense.  During the three months ended March 31, 2013, we incurred $19 of interest expense related to our notes payable.  We did not have any loans outstanding in the year ago period ended March 31, 2012.

Interest Income.  We realized interest income of $1 during the quarter ended March 31, 2013.  We did not earn any interest income in the year ago period ended March 31, 2012.

Taxes.  During the three months ended March 31, 2013 and 2012, we recorded provisions for income taxes of $0 and $50, respectively, related to the minimum tax payable to the State of Arizona.

Net Loss

Our net loss for the three months ended March 31, 2013 was $971,362.  We incurred a net loss of $7,750 in the three months ended March 31, 2012.  We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of March 31, 2013, we had $11,568 in cash and equivalents, $10,498 in accounts receivable and $30,200 in prepaid expenses and deposits.  To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

	Three Months ended
	March 31,
	2013	2012

Net cash used by operating activities	$(796,503)	$(8,170)
Net cash used by investing activities	(56,910)	-
Net cash provided by financing activities	446,877	12,300

Net increase (decrease) in cash	(406,536)	4,130
Cash at the beginning of year	418,104	1,378
Cash at the end of year	$11,568	$5,508

Operating Activities.  Net cash used in operating activities was $796,503 for the three months ended March 31, 2013, the bulk of which was attributable to increased expenditures related to our entry into the digital media marketing space and development of our PITOOEY!TM app.  During the period, we issued warrants for prepaid stock compensation valued at $697,045 during the quarter ended March 31, 2013.  Our net cash used in the comparable period ended March 31, 2012 was $8,170.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY!TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing Activities.  During the three months ended March 31, 2013, we purchased $56,910 of computers, furniture and office equipment.  In the period ended March 31, 2012, we did not have any investing activities.

Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2013 was $446,877, as compared to $12,300 for the comparable period ended March 31, 2012.  During the first quarter of 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities.  To that end, we obtained financing in the form of loans from related parties totaling $72,946, of which $15,000 we loaned by a non-related entity and $57,946 from related parties.  In addition, we sold a total of $511,000 of common stock and Series A Preferred Stock that was automatically converted into shares of common stock.  We expect to use our cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net Increase in Cash. During the three months ended March 31, 2013, we experienced a net decrease in cash on hand of $406,536.  Comparatively, we had a net increase in cash of $4,130 during the three months ended March 31, 2012.

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

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  However, we may not adequately encapsulate unforeseen economic or industry specific factors that may be beyond our control.  These external forces may restrict growth and advertising spending by our clients, which could, in turn, adversely affect our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies, such as ourselves.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to our Form 10-K for the year ended December 31, 2012, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Through February 6, 2013, we sold 1,605,000 shares of Series A Preferred Stock at $0.40 per share for total gross proceeds of $642,000 in cash.  There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.  On February 7, 2013, our Series A Preferred Stock was automatically converted to shares of Common Stock on a 1-for-1 basis.  A total of 1,605,000 shares of Series A Preferred Stock were converted to 1,605,000 shares of Common Stock.

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

On February 26, 2013, we entered into a Letter of Agreement with a third party consulting firm.  A portion of the compensation to this consultant, we issued options to purchase up to one million shares of our restricted common stock at an exercise price of $1.30 per share.  This transaction involved no general solicitation and the recipient is an accredited purchaser.  The consultant was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that this issuance is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On April 29, 2013, the Company entered into an Investment Agreement with a third-party investor.  In accordance with the Agreement, the Company agreed to issue Debentures up to a total principal amount of $1,100,000.  Each Debenture will accrue interest on the unpaid principal of each individual Debenture at the rate of eight percent (8%) per year from the date each Debenture is created until paid.  The Company shall have the option to repay the entire principal amount and all accrued interest at any time on or before the Due Date.  Company may request subsequent purchases, in amounts mutually agreed upon.  The investor, in its sole discretion, may decline or accept such subsequent purchase requests.  As part of the Agreement, the investor assumed the March 18, 2013 Promissory Note issued on $15,000 and $138 of interest accrued thereupon through April 29, 2013.  Through May 20, 2013, the Company the aggregate principal balance of the Debentures is $205,658.

In connection with the April 29, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $15,000,000 of the Company’s common stock.  As of the date of these financial statements, no shares of common stock have been sold pursuant to the Agreement.

Through May 20, 2013, we sold 662,500 shares of Common Stock at $0.40 per share for total gross proceeds of $265,000 in cash.  There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 17, 2013, David Sonkin submitted his resignation from the office of President of the Company, as well as from the Board of Directors, which resignation was accepted by the Registrant on May 17, 2013.  There were no disagreements between the Registrant and Mr. Sonkin.  Mr. Sonkin continues to serve at the pleasure of the Board of Directors as a Director of Digital and Mobile Media Operations.  His primary focus and overriding objective is to ensure the timely development and launch of version 2 of the PITOOEY! app.

The vacancy in the office of President of the Company is currently being filled on an interim basis by Jacob DiMartino, our CEO, until a suitable replacement for Mr. Sonkin is identified.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presenation Linkbase Document

Form 8-K	Item 7.01 Regulation FD Disclosure
February 21, 2013	Item 9.01 Financial Statements and Exhibits

Form 8-K	Item 1.01 Entry into a Material Definitive Agreement
March 7, 2013	Item 3.02 Unregistered Sales of Equity Securities
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Form 8-K	Item 5.01 Changes in Control of Registrant
April 17, 2013

Form 8-K	Item 2.03 Creation of a Director Financial Obligation
May 6, 2013	Item 3.02 Unregistered Sales of Equity Securities
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITOOEY!, INC.
(Registrant)

Signature	Title	Date

/s/ Jacob DiMartino	President and	May 20, 2013
Jacob DiMartino	Chief Executive Officer

/s/ Patrick Deparini	Principal Financial Officer	May 20, 2013
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	May 20, 2013
Patrick Deparini