Form 10-K/A
period 2012-12-31
PITOOEY!, INC.
filed 2013-06-24
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment Number 1)

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

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Explanatory Note

This Amendment Number 1 to Form 10-K/A is an amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Report”) filed with the Securities Exchange Commission on April 1, 2013.  This Form 10-K/A is being filed for the sole purpose of amending the Registrant’s disclosure information, as follows: (A) on the cover page to state that shares of the Registrant’s Common Stock are registered pursuant to Section 12(g) of the Securities Act of 1933, as amended (the “Act”) and (B) to indicate on page 2 that the Registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act.  This Form 10-K/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been altered.

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
(Registrant)

By: /s/ Jacob DiMartino
Jacob DiMartino, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer	June 24, 2013
Jacob DiMartino

/s/ Patrick Deparini	Chief Financial Officer	June 24, 2013
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	June 24, 2013
Patrick Deparini

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File (2)

(INS) XBRL Instance Document

(SCH) XBRL Taxonomy Extension Schema Document

(CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(DEF) XBRL Taxonomy Extension Definition Linkbase Document

(LAB) XBRL Taxonomy Extension Label Linkbase Document

(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on August 3, 2007.
(2)	Incorporated by reference to the Annual Report on Form 10-K, initially filed with the SEC on April 1, 2013.