Form 10-Q
period 2013-06-30
PITOOEY!, INC.
filed 2013-08-14
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	103,661,923 shares
(Class)	(Outstanding as at August 14, 2013)

PITOOEY!, INC.

FORM 10-Q

For the three and six months ended June 30, 2013 and 2012

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

PITOOEY!, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets

Current assets:
Cash and equivalents	$8,651	$418,104
Accounts receivable	16,657	-
Merchant reserves	27,432	-
Deposits and prepaid expenses	33,077	30,000
Prepaid stock compensation - current	580,878	-
Total current assets	666,695	448,104

Long term assets:
Prepaid stock compensation - long term	210,657	-
Total long term assets	210,657	-

Fixed assets:
Total fixed assets, net	50,178	-

Total assets	$927,530	$448,104

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$164,846	$5,450
Accrued liabilities	48,788	-
Deferred revenue	59,034	-
Notes payable, net of discount of $20,384	347,677	-
Notes payable - related parties	80,875	148,369
Total current liabilities	701,220	153,819

Long-term liabilities:
Notes payable - long term	15,387	4,000
Total long-term liabilities	15,387	4,000

Total liabilities	716,607	157,819

Stockholders’ equity
Preferred stock:
Preferred stock, $0.001 par value, 80,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	-	-
Preferred stock, Series A $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively	-	-
Preferred stock, Series A owed but not issued, 0 and 927,500 shares
as of June 30, 2013 and December 31, 2012, respectively	-	927
Common stock:
Common stock, $0.001 par value, 400,000,000 shares authorized,
102,654,423 and 99,450,000shares issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively	102,654	99,450
Common stock, owed but not issued, 55,000 and 119,423 shares issued and outstanding as of June 30, 2013 and December 31, 2012,
respectively	55	119
Additional paid-in capital	2,085,254	496,123
Accumulated deficit	(1,977,040)	(306,334)
Total stockholders’ equity	210,923	290,285

Total liabilities and stockholders’ equity	$927,530	$448,104

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue, net	$64,065	$-	$116,687	$-
Cost of goods sold	(20,496)	-	(26,231)	-

Gross profit	43,569	-	90,456	-

Expenses:
Advertising and marketing	153,911	-	293,277	-
Depreciation	4,276	-	6,731	-
Executive compensation	108,168	10,000	217,972	10,000
General and administrative expenses	115,152	3,799	298,695	11,500
Management fees - related party	24,840	-	297,127	-
Professional fees	137,945	-	259,509	-
Salaries and wages	193,320	-	382,532	-
Total expenses	737,612	13,799	1,755,843	21,500

Loss before other expenses	(694,043)	(13,799)	(1,665,387)	(21,500)

Other expenses:
Interest expense	(5,301)	(3,825)	(5,320)	(3,825)
Interest income	-	-	1	-
Total other expenses	(5,301)	(3,825)	(5,319)	(3,825)

Loss before provision for income taxes	(699,344)	(17,624)	(1,670,706)	(25,325)

Provision for income taxes	-	-	-	(50)

Net loss	$(699,344)	$(17,624)	$(1,670,706)	$(25,375)

Weighted average number of
common shares outstanding - basic	102,059,233	99,450,000	101,398,915	99,450,000

Net loss per share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2013	2012
Operating activities
Net loss	$(1,670,706)	$(25,375)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	6,731	-
Shares issued for services	12,000	-
Amortization of stock and warrants issued for prepaid expenses	141,510	-
Changes in operating assets and liabilities:
Decrease (increase) in deposits and prepaid expenses	(30,508)	30
Decrease (increase) in accounts receivable	(16,657)	-
Increase (decrease) in accounts payable	208,183	3,553
Increase (decrease) in deferred revenue	59,034	-
Net cash used by operating activities	(1,290,413)	(21,792)

Investing activities
Purchase of fixed assets	(56,910)	-
Net cash provided by investing activities	(56,910)	-

Financing activities
Donated capital	50	7,400
Repayment of notes payable	(137,119)	-
Proceeds from notes payable	369,064	172,373
Proceeds from notes payable - related parties	80,875	-
Issuances of common stock	625,000	-
Net cash provided by financing activities	937,870	179,773

Net increase (decrease) in cash	(409,453)	157,981
Cash - beginning of the period	418,104	1,378
Cash - ending of the period	$8,651	$159,359

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$50

Non-cash transactions
Warrants issued for prepaid expenses	$697,045	$-
Number of warrants issued for prepaid expenses	1,100,000	-
Shares issued for prepaid expenses	$236,000	$-
Number of shares issued for prepaid expenses	590,000	-
Shares issued for services	$12,000	$-
Number of shares issued for services	30,000	-

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

On January 7, 2013, the Board of Directors of the Company authorized and a majority of the stockholders of the Company ratified, by written consent, resolutions to change the name of the Company to Pitooey!, Inc. and to increase the authorized number of shares of the Company to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  The Company expects the name change and increase in authorized capital to be effective with the State of Nevada on or about February 7, 2013.

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

Note 3 - Summary of Significant Accounting Policies

Principles of consolidation

For the six months ended June 30, 2013, the consolidated financial statements include the accounts of Pitooey!, Inc., Choice One Mobile, Inc., Pitooey! Mobile, Inc. and Rockstar Digital, Inc.  All significant intercompany balances and transactions have been eliminated.   Pitooey!, Inc., Choice One Mobile, Inc., Pitooey! Mobile, Inc. and Rockstar Digital, Inc. will be collectively referred herein to as the “Company”.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the six months ended June 30, 2013 and 2012, there was no impairment necessary.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2013 and 2012.  Depreciation expense for the six months ended June 30, 2013 and 2012 totaled $6,731 and $0, respectively.

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

Merchant Reserves

The Company processes sales through a third-party credit card merchant processor.  A percentage of all sales is deducted and held by the merchant in a reserve account in the event of chargeback, refunds or customer voids.  As of June 30, 2013 and 2012, there was $27,432 and $0 held in the merchant reserve account, respectively.

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the six months ended June 30, 2013 and 2012, advertising and marketing costs were $293,777 and $0, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through August 14, 2013, and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

Note 4 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of ($1,977,040) as of June 30, 2013, and had net sales of $116,687 during the six month period ended June 30, 2013.

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Fixed Assets

Fixed assets consisted of the following at:

	June 30, 2013	December 31, 2012

Computer equipment	$42,913	$-
Furniture and equipment	13,996	-

Fixed assets, total	56,909	-
Less: accumulated depreciation	(6,731)	-
Fixed assets, net	$50,178	$-

Depreciation expenses for the six months ended June 30, 2013 and 2012 were $6,731 and $0, respectively.

Note 6 - Deferred Revenue

As of June 30, 2013 and December 31, 2012, the Company had $59,034 and $0 in deferred revenue related to projects paid in advance of fulfillment.

Note 7 - Prepaid expenses and deposits

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of June 30, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On January 29, 2013, the Company entered into an advertising arrangement with a radio network, for which the Company paid a deposit of $8,186 for two months of advertising and marketing services.  As of June 30, 2013, total prepaid expenses remaining related to this service provider was $200.

On February 24, 2013, the Company entered into a contract with a third party consulting firm.  As a portion of the compensation therefor, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  The Company recorded Prepaid Stock Compensation in the amount of $56,494 related to the warrants issued to the consulting firm.  As of June 30, 2013, the balance in prepaid stock compensation was $37,158.  See Note 10 - Warrants and Options for additional discussion regarding the warrants.  See Note 11 - Agreements for additional discussion regarding the Letter of Agreement.

On February 26, 2013, the Company entered into a Letter of Agreement with a third party consulting firm.  In exchange for certain consulting services, the Company is obligated to pay a total of $42,500, of which $30,000 was prepaid for services to be rendered and balance of $12,500 will be due upon completion of such services to be rendered.  As of June 30, 2013, the balance in prepaid expenses related to this Agreement was $30,000.  As additional compensation therefor, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  The Company recorded Prepaid Stock Compensation in the amount of $640,551 related to the warrants issued to the consulting firm.  As of June 30, 2013, the balance in prepaid stock compensation was $526,433.  See Note 10 - Warrants and Options for additional discussion regarding the warrants.  See Note 11 - Agreements for additional discussion regarding the Letter of Agreement.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Prepaid expenses and deposits (continued)

On June 11, 2013, the Company issued 340,000 shares of its common stock to various employees of the Company, as incentive compensation valued at $136,000.  The shares vest quarterly over a period of one year.  The Company recorded Prepaid Stock Compensation in the amount of $136,000 related to the common stock issued to the employees.  As of June 30, 2013, the Company recorded $5,278 as salaries expense and the balance in prepaid stock compensation was $130,722.

On June 24, 2013, the Company issued 250,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $100,000.  The services are to be performed for a period of 6 months from the date of issuance.  The Company recorded Prepaid Stock Compensation in the amount of $100,000 related to the common stock issued for prepaid services.  As of June 30, 2013, the Company recorded $2,778 as advertising and marketing expense and the balance in prepaid stock compensation was $97,222.

As of June 30, 2013 and December 31, 2012, the Company had $3,077 and $0 in Undeposited Funds related specifically to funds charged to customers through merchant accounts, but have not yet settled to the Company’s cash accounts.

Note 8 - Debt and Interest Expense

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

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $82,373.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert a portion of the principal balance in the amount of $20,000, as well as $5,981 of interest accrued thereupon, to date, into 64,952 shares of common stock.  In January 2013, the Company repaid the note, in full.  As of June 30, 2013 and December 31, 2012, the principle balance owed on this loan was $62,373 and $0, respectively.  See Note 7 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $74,746.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert $5,427 of interest accrued thereupon, to date, into 13,567 shares of common stock.  In January 2013, the Company repaid the note, in full.  As of June 30, 2013 and December 31, 2012, the principle balance owed on this loan was $0 and $74,746, respectively.  See Note 7 - Stockholders’ Equity for additional information.

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

2.

The second and final payment of $4,000 is due July 25, 2014, the second anniversary date of the Agreement and is considered a current note payable.

On March 18, 2013, the Company issued a Promissory Note to one non-affiliated entity in the amount of $15,000.  The loan was due and payable in full on May 15, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On April 29, 2013, the entire principal balance of $15,000 and interest accrued thereupon of $138 was satisfied repaid.  As of June 30, 2013, the principle balance owed on this loan was $0.

On March 21, 2013, the Company issued a Promissory Note to an entity owned and controlled by a shareholder in the amount of $12,500.  The loan was due and payable in full on April 21, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On March 28, 2013, the entire principal balance and $19 of interest accrued thereupon was paid by an officer and director on behalf of the company.  As of June 30, 2013, the principle balance owed on this loan is $0.  During the six months ended June 30, 2013, a total of $19 has been recorded as interest expense.

On April 8, 2013, the Company issued a Promissory Note in the amount of $50,000, which is due and payable on or before May 31, 2014.  The loan bears an interest rate of 10% per annum, with payments due on the last day of each month.  As of June 30, 2013, the principle balance owed on this loan is $47,778.  During the six months ended June 30, 2013, a total of $1,223 has been recorded as interest expense.

On April 29, 2013, the Company entered into an Investment Agreement, in which the Holder agreed to purchase Debentures up to a total principal amount of $1,100,000.  Each Debenture will accrue interest on the unpaid principal of each individual Debenture at the rate of 8% per year from the date each Debenture is created until paid.  As of June 30, 2013, the principle balance owed on this loan is $278,058.  During the six months ended June 30, 2013, a total of $3,072 has been recorded as interest expense.  In connection with the April 29, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $15,000,000 of the Company’ common stock.  As of the date of these financial statements, no shares of common stock have been sold pursuant to the Agreement.

On June 19, 2013, the Company entered into a Convertible Promissory Note, whereby the Company borrowed $42,500 from a third party entity.  The loan is due and payable in full on March 21, 2014 and bears an interest rate of 8% per annum, payable on maturity.  As of June 30, 2013, the principle balance owed on this loan is $42,500.  Interest expense through June 30, 2013 in relation to this note is $102.  The note is convertible into shares of the Company’s par value common stock at the later of (a) maturity or (b) prepayment prior to the maturity date at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date.  Resultantly, a discount of $21,250 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of nine months.  As of June 30, 2013, a total of $866 has been amortized and recorded as interest expense, leaving a balance of $20,384 in discounts related to the beneficial conversion feature of this note.

During the six months ended June 30, 2013, the Company issued Promissory Notes to a shareholder of the Company in the aggregate of $6,231.  The notes are due on demand and bear no interest.  As of June 30, 2013, the remaining principal balance outstanding is $6,231.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

During the six months ended June 30, 2013, the Company issued Promissory Notes to two directors of the Company in the aggregate of $132,701.  The notes are due on demand and bear no interest.  As of June 30, 2013, the Company repaid $58,057 of the notes and the remaining principal balance outstanding is $74,644.

During the six months ended June 30, 2013, two of the Company’s officers have been deferring salaries earned.  As of June 30, 2013, the Company has accrued executive compensation to these two officers totaling $14,000.

Note 9 - Stockholders’ Equity

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

From January 1, 2013 through March 31, 2013, the Company sold 1,277,500 shares of its Series A Preferred Stock for total proceeds of $511,000.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 9 - Stockholders’ Equity (continued)

On February 7, 2013, in connection with the effectiveness of the Company’s Certificate of Change to increase the authorized capital of the Company, all shares of the Company’s Series A Preferred Stock were automatically converted into 1,605,000 shares of the Company’s common stock.

On April 4, 2013, the Company issued 30,000 shares of its common stock to two individuals for advertising and marketing services rendered, valued at $12,000.

On June 11, 2013, the Company issued 340,000 shares of its common stock to various employees of the Company, as incentive compensation valued at $136,000.  The shares vest quarterly over a period of one year.

On June 24, 2013, the Company issued 250,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $100,000.

From April 1, 2013 to June 30, 2013, the Company sold 285,000 shares of its common stock for aggregate cash proceeds of $114,000.  As of June 30, 2013, 55,000 shares of common stock were subscribed and paid for, but not yet issued; resultantly, the Company recorded $55 as common stock owed but not issued.

As of June 30, 2013, there have been no other issuances of common stock.

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 - Warrants and Options (continued)

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2013 and 2012 and changes during the six months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2012	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2012	0	$ 0.00
Granted	1,100,000	$ 1.34
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at June 30, 2013	1,100,000	$ 1.34
Warrants exercisable at March 31, 2012	0	$ 0.00
Warrants exercisable at March 31, 2013	1,100,000	$ 1.34

The following tables summarize information about warrants outstanding and exercisable at June 30, 2013:

	WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 1.30 - $ 1.75	1,100,000	1.75	$ 1.34
	1,100,000	1.75	$ 1.34

	WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 1.30 - $ 1.75	1,100,000	$ 1.34
	1,100,000	$ 1.34

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

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

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of June 30, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On January 29, 2013, the Company entered into an advertising arrangement with a radio network, for which the Company paid a deposit of $8,186 for two months of advertising and marketing services.  As of June 30, 2013 and December 31, 2012, total prepaid expenses remaining related to this service provider was $200 ad $0.

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

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of June 30, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On March 21, 2013, the Company issued a Promissory Note to an entity owned and controlled by a shareholder in the amount of $12,500.  The loan is due and payable in full on April 21, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On March 28, 2013, the entire principal balance and $19 of interest accrued thereupon was paid by an officer and director on behalf of the company.  As of June 30, 2013, the principle balance owed on this loan is $0.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 12 - Related Party Transactions (continued)

During the six months ended June 30, 2013, the Company issued Promissory Notes to a shareholder of the Company in the aggregate of $6,231.  The notes are due on demand and bear no interest.  As of June 30, 2013, the remaining principal balance outstanding is $6,231.

During the six months ended June 30, 2013, the Company issued Promissory Notes to two directors of the Company in the aggregate of $132,701.  The notes are due on demand and bear no interest.  As of June 30, 2013, the Company repaid $58,057 of the notes and the remaining principal balance outstanding is $74,644.

During the six months ended June 30, 2013, two of the Company’s officers have been deferring salaries earned.  As of June 30, 2013, the Company has accrued executive compensation to these two officers totaling $14,000.

Note 13 - Subsequent Events

On July 8, 2013, the Company issued 1,000,000 shares of its common stock to one entity for services to be rendered over a period of one year, with an approximate fair value of $400,000.

From July 1, 2013 through August 13, 2013, the Company issued Promissory Notes to three individuals for a total of $140,000.  The notes are due one year from the date of issuance and bear an interest rate of 8% per annum.  In connection with the notes, the Company issued the holders warrants to purchase up to 280,000 shares of the Company’s common stock.

From July 1, 2013 through August 13, 2013, the Company sold 7,500 shares of its common stock for aggregate proceeds of $3,000.

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

Results of Operations

Due to the recent addition of new business operations and service lines, comparisons of operating results between the three and six month periods ended June 30, 2013 and 2012 may not be materially reflective of our continuing and future operations.

Revenue

How we generate revenues

During the current fiscal year, 2013, we began to generate sales from our wholly-owned subsidiary, Choice One Mobile, Inc., a provider of mobile and social media marketing and advertising services.  Choice One Mobile assists clients build a strategy to attract and engage with customers using social media outlets including, but not limited to, Facebook, Twitter and YouTube.  In addition to social media marketing, we offer complementary services customized to meet the needs of each client, including mobile and desktop website development, search engine optimization, text message marketing, content writing and video creation.

Through the periods covered in this report, our PITOOEY! Mobile and Rockstar Digital subsidiaries have not generated any revenues.

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue was comprised, as follows:

	For the three months
	ended June 30,
	2013	2012

Revenue, gross	$ 108,788	$ -
Less: Discounts and refunds	(44,723)	-

Revenue, net	$ 64,065	$ -

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a monthly basis.  These sales are recognized as revenue at the time of the transaction.  Periodically, we enter into longer-term arrangements with clients, whereby they pay for three to 12 months of service up-front.  These sales are recorded as deferred revenue and recognized as revenue over the actual life of the arrangement.  During the three months ended June 30, 2013, we recorded $71,828 in deferred revenue and recognized $22,794 as revenue earned during the period.

Costs of sales consist primarily of credit card merchant fees, commissions paid to sales staff and fees paid to contractors directly attributable to specific clients.  A vast majority of our services incur few direct, unique and immediately identifiable costs per client.  During the quarter ended June 30, 2013, costs of sales totaled $20,496.  After accounting for costs of sales, we realized a gross profit of $43,569 during the three months ended June 30, 2013.

Six months ended June 30, 2013 compared to the Six months ended June 30, 2012

Revenue was comprised, as follows:

	For the six months
	ended June 30,
	2013	2012

Revenue, gross	$ 176,723	$ -
Less: Discounts and refunds	(60,036)	-

Revenue, net	$ 116,687	$ -

During the six months ended June 30, 2013, we recorded $81,828 in deferred revenue and recognized $22,794 as revenue earned during the period.

Costs of sales during the six months ended June 30, 2013 amounted to $26,231.  After accounting for costs of sales, we realized a gross profit of $90,456 in the six month period ended June 30, 2013.

Factors Affecting Future Growth

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

1.

Choice One Mobile recently launched the C1M affiliate program to allow credit card processing companies to provide its agents an additional revenue stream by selling C1M's mobile and social media services to existing merchant clientele.  The benefits for Choice One Mobile include greater market penetration, with lower overhead and customer acquisition costs.  We began negotiations with several large credit card processing companies and independent sales organizations.  As of the date of this quarterly report, we have not entered into any contractual relationships.

2.

The PITOOEY!TM iPhone® app is a preference based, searchable ad network. The PITOOEY! app provides businesses with a unique engagement tool while serving consumers deals, valuable content, and location-based information.  Our Rockstar development team has been engaged in refining the consumer experience, as well as the back-end mechanics, to ensure adoption of Version 2 of the app.  We have experienced delays in the release of our app and are currently working internally to assure a timely launch of the best software product we can possibly construct.  As a result, we are currently unable to disclose a specific time frame the release of Version 2.

Costs and Operating Expenses

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

For the three months ended June 30, 2013 and 2012, the components of our operating expenses were, as follows:

	Three months ended
	June 30,
	2013	2012
Operating Expenses:
Advertising and marketing	$153,911	$-
Depreciation	4,276	-
Executive compensation	108,168	10,000
General and administrative	115,152	3,799
Management fees - related party	24,840	-
Professional fees	137,945	-
Salaries and wages	193,320	-
Total operating expenses	737,612	13,799

Operating loss	(694,043)	(13,799)

Other expenses:
Interest expense	(5,301)	(3,825)
Interest income	-	-
Provision for income taxes	-	-
Total other expenses	(5,301)	(3,825)

Net Loss	$(699,344)	$(17,624)

Advertising and Marketing.  We are a young company attempting to establish brand recognition and have engaged third parties to assist us.  Our advertising and marketing activities cost $153,911 during the three months ended June 30, 2013.  In the comparable period ended June 30, 2012, we did not incur any advertising and marketing expenses.  We expect to increase our advertising and marketing budget to coincide with the launch of Version 2 of the PITOOEY! app, although the timing of such increase cannot yet be determined.

Depreciation.  Depreciation expense related to our computers, furniture and office equipment was $4,276 during the quarter ended June 30, 2013.  In the comparable period ended June 30, 2012, we did not incur any depreciation expense.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $108,168 during the three months ended June 30, 2013 and $10,000 in the comparable period ended June 30, 2012.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  During the three month ended June 30, 2013, general and administrative expenses were $115,152.  Comparatively, general and administrative expenses were $3,799 in the period ended June 30, 2012.

Management Fees Paid to a Related Party.  On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment.  During the three months ended June 30, 2013 and 2012, total management fees paid to the related entity was $24,840 and $0, respectively.  During the quarter ended June 30, 2013, we have reduced our reliance upon this related entity and have sought third party service providers.  As a result, we expect fees paid to the related party under the professional services agreement to continue to materially decline.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY!TM app, which will have an adverse effect on our operating results for the foreseeable future.  During the period ended June 30, 2013, we incurred $137,945 in professional fees.  In comparison, we did not incur any professional fees in the three month period ended June 30, 2012.

Salaries and Wages.  As of June 30, 2013, we had 25 employees.  Salaries and wages paid during the quarters ended June 30, 2013 and 2012 were $193,320 and $0, respectively.  Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense.  During the three months ended June 30, 2013, we incurred $5,301 of interest expense related to our notes payable.  In the year ago period ended June 30, 2012, interest expense was $3,825.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

For the six months ended June 30, 2013 and 2012, the components of our operating expenses were, as follows:

	Six months ended
	June 30,
	2013	2012
Operating Expenses:
Advertising and marketing	$293,277	$-
Depreciation	6,731	-
Executive compensation	217,972	10,000
General and administrative	298,695	11,500
Management fees - related party	297,127	-
Professional fees	259,509	-
Salaries and wages	382,532	-
Total operating expenses	1,755,843	21,500

Operating loss	(1,665,387)	(21,500)

Other expenses:
Interest expense	(5,320)	(3,825)
Interest income	1	-
Provision for income taxes	-	(50)
Total other expenses	(5,319)	(3,875)

Net Loss	$(1,670,706)	$(25,375)

Advertising and Marketing.  We are a young company attempting to establish brand recognition and have engaged third parties to assist us.  Our advertising and marketing activities cost $293,277 during the six months ended June 30, 2013.  In the comparable period ended June 30, 2012, we did not incur any advertising and marketing expenses.  We expect to increase our advertising and marketing budget to coincide with the launch of Version 2 of the PITOOEY! app, although the timing of such increase cannot yet be determined.

Depreciation.  Depreciation expense related to our computers, furniture and office equipment was $6,731 during the six month period ended June 30, 2013.  In the comparable period ended June 30, 2012, we did not incur any depreciation expense.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $217,972 during the six months ended June 30, 2013 and $10,000 in the comparable period ended June 30, 2012.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  During the six months ended June 30, 2013, general and administrative expenses were $298,695.  Comparatively, general and administrative expenses were $11,500 in the period ended June 30, 2012.

Management Fees Paid to a Related Party.  On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment.  During the six month periods ended June 30, 2013 and 2012, total management fees paid to the related entity was $297,127 and $0, respectively.  During the six months ended June 30, 2013, we have reduced our reliance upon this related entity and have sought third party service providers.  As a result, we expect fees paid to the related party under the professional services agreement to continue to materially decline.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY!TM app, which will have an adverse effect on our operating results for the foreseeable future.  During the period ended June 30, 2013, we incurred $259,509 in professional fees.  In comparison, we did not incur any professional fees in the six month period ended June 30, 2012.

Salaries and Wages.  As of June 30, 2013, we had 25 employees.  Salaries and wages paid during the six month periods ended June 30, 2013 and 2012 were $382,532 and $0, respectively.  Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense.  During the six months ended June 30, 2013, we incurred $5,320 of interest expense related to our notes payable.  In the year ago period ended June 30, 2012, interest expense was $3,825.

Interest Income.  We realized interest income of $1 during the quarter ended June 30, 2013.  We did not earn any interest income in the year ago period ended June 30, 2012.

Taxes.  During the six months ended June 30, 2013 and 2012, we recorded provisions for income taxes of $0 and $50, respectively, related to the minimum tax payable to the State of Arizona.

Net Loss

Our net loss for the three months ended June 30, 2013 was $699,344, compared to a $17,624 net loss in the year ago period ended June 30, 2012.  During the six months ended June 30, 2013 and 2012, we incurred net losses of $1,670,706 and $25,375, respectively.  We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of June 30, 2013, we had $8,651 in cash and equivalents, $16,657 in accounts receivable, and $33,077 in prepaid expenses and deposits.  Additionally, we had $27,432 in a reserve account maintained by our credit card merchant as security for potential chargebacks and returns.  To date, we have financed our operations through the issuance of stock and debt securities, in addition to sales-generated revenue.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

	Six Months ended
	June 30,
	2013	2012
Net cash used by operating activities	$(1,290,413)	$(21,792)
Net cash used by investing activities	(56,910)	-
Net cash provided by financing activities	937,870	179,773

Net increase (decrease) in cash	(409,453)	157,981
Cash at the beginning of year	418,104	1,378
Cash at the end of year	$8,651	$159,359

Operating Activities.  Net cash used in operating activities was $1,290,413 for the six months ended June 30, 2013, the bulk of which was attributable to increased expenditures related to our entry into the digital media marketing space and development of our PITOOEY!TM app.  In comparison, our net cash used during the six months ended June 30, 2012 was $21,792.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY!TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing Activities.  During the six months ended June 30, 2013, we purchased $56,910 of computers, furniture and office equipment.  In the period ended June 30, 2012, we did not have any investing activities.  We do expect to make material investments in furniture, fixtures and equipment during the next 3-6 months of operations.

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2013 was $937,870, as compared to $179,773 for the comparable period ended June 30, 2012.  During the 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities.  To that end, we obtained financing in the form of loans totaling $449,939, of which $80,875 was borrowed from related parties and the balance of $369,064 was obtained from third party sources.  During the six month period ended June 30, 2013, we repaid $137,119 of our notes payable.  In addition to issuing debt securities, we sold a total of $625,000 of common stock and Series A Preferred Stock that was automatically converted into shares of common stock.  We expect to use our cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net Change in Cash. During the six months ended June 30, 2013, we experienced a net decrease in cash on hand of $409,453.  Comparatively, we had a net increase in cash of $157,981 during the six months ended June 30, 2012.

Factors Affecting Future Growth

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

Hiring and Retaining Key Personnel

Our ability to compete and grow depends in large part on the efforts and talents of our employees. During the first six months of 2013, in addition to experiencing employee attrition, we also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities.  These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees which is critical to our ability to grow our business and execute on our business strategy.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 3 to our consolidated financial statements included in our Annual Report on Form 10- K for the year ended December 31, 2012.  We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

1.

Intangible assets

2.

Merchant reserves

3.

Property and equipment

4.

Revenue recognition

5.

Stock-based compensation

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

On April 29, 2013, we entered into an Investment Agreement with a third-party investor.  In accordance with the Agreement, we agreed to issue Debentures up to a total principal amount of $1,100,000.  Each Debenture will accrue interest on the unpaid principal of each individual Debenture at the rate of eight percent (8%) per year from the date each Debenture is created until paid.  We shall have the option to repay the entire principal amount and all accrued interest at any time on or before the Due Date.  We may request subsequent purchases, in amounts mutually agreed upon.  The investor, in its sole discretion, may decline or accept such subsequent purchase requests.  As part of the Agreement, the investor assumed the March 18, 2013 Promissory Note issued on $15,000 and $138 of interest accrued thereupon through April 29, 2013.  Through May 20, 2013, the aggregate principal balance of the Debentures is $205,658.

In connection with the April 29, 2013 Agreement, we also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $15,000,000 of our common stock.  As of the date of these financial statements, no shares of common stock have been sold pursuant to the Agreement.

On June 11, 2013, we issued 340,000 shares of its common stock to various of our key employees, as incentive compensation valued at $136,000.  The shares vest quarterly over a period of one year and bear restrictive legends.  These transactions involved no general solicitation and were private transactions between an issuer and its employees.  Each individual was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Through June 30, 2013, we issued 885,000 shares of Common Stock at $0.40 per share for total gross proceeds of $354,000 in cash.  As of June 30, 2013, 55,000 shares of common stock were subscribed and paid for, but not yet issued.  There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

Through June 30, 2013, we issued 280,000 shares of Common Stock at $0.40 per share to service providers in lieu of cash.  There were no commissions or discounts did not involve an offering to the general public.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and were private transactions between the purchaser and our company.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

PITOOEY!, INC.
(Registrant)

Signature	Title	Date

/s/ Jacob DiMartino	President and	August 14, 2013
Jacob DiMartino	Chief Executive Officer

/s/ Patrick Deparini	Chief Financial Officer	August 14, 2013
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	August 14, 2013
Patrick Deparini