Form 10-Q
period 2013-09-30
PITOOEY!, INC.
filed 2013-11-27
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

Commission File Number 000-53991

PITOOEY!, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4622782 (I.R.S. Employer Identification No.)

15685 N. Cave Creek Rd,, Suite 101,

Scottsdale, Arizona 85032

(888) 273-0929

(Address and telephone number of principal executive offices)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	104,011,923 shares
(Class)	(Outstanding as at November 25, 2013)

PITOOEY!, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

PITOOEY!, Inc.

Condensed Consolidated Balance Sheets

	September 30	December 31,
	2013	2012
	unaudited	(audited)
Assets
Current assets:
Cash and equivalents	$931	$418,104
Accounts receivable	59,852	-
Merchant reserves	48,487	-
Deposits and prepaid expenses	32,978	30,000
Prepaid stock compensation - current	262,798	-
Total current assets	405,046	448,104

Long term assets:
Prepaid stock compensation - long term	290,726	-
Total long term assets	290,726	-

Fixed assets:
Total fixed assets, net	42,736	-

Total assets	$ 738,508	$448,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289,310	$5,450
Accrued liabilities	42,983	-
Deferred revenue	46,240	-
Notes payable, net of discount of $78,844	568,298	-
Notes payable - related parties	76,875	148,369
Total current liabilities	1,023,706	153,819

Long-term liabilities:
Notes payable - long term		4,000
Total long-term liabilities		4,000

Total liabilities	$ 1,023,706	157,819

Stockholders’ equity
Preferred stock:
Preferred stock, $0.001 par value, 80,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively		-
Preferred stock, Series A $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively		-
Preferred stock, Series A owed but not issued, 0 and 927,500 shares
as of September 30, 2013 and December 31, 2012, respectively		927
Common stock:
Common stock, $0.001 par value, 400,000,000 shares authorized,
103,711,923 and 99,450,000 shares issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively	103,712	99,450
Common stock, owed but not issued, 55,000 and 119,423 shares issued and outstanding as of September 30, 2013 and December 31, 2012,
respectively	55	119
Additional paid-in capital	2,558,762	496,123
Accumulated deficit	(2,947,727)	(306,334)
Total stockholders’ equity	(285,198)	290,285

Total liabilities and stockholders’ equity	$738,508	$448,104

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30,
	2013	2012	2013	2012

Revenue, net	238,346	$-	$355,033	$-
Cost of goods sold	(44,577)	-	(70,808)	-

Gross profit	193,769	-	284,225	-

Expenses:
Advertising and marketing	214,077	-	507,354	-
Depreciation	4,245	-	10,976	-
Executive compensation	74,372	18,580	292,344	10,000
General and administrative expenses	93,702	-	392,397	30,080
Management fees - related party	-	-	297,127	-
Professional fees	340,992	-	600,501	-
Salaries and wages	380,167	-	762,699	-
Total expenses	1,107,555	18,580	2,863,398	40,080

Loss before other expenses	(913,786)	(18,580)	(2,579,173)	(40,080)

Other expenses:
Interest expense	(56,901)	(4,345)	(62,221)	(8,170)
Interest income	-	-	1	-
Total other expenses	(56,901)	(4,345)	(62,220)	(8,170)

Loss before provision for income taxes	(970,687)	(22,925)	(2,641,393)	(48,250)

Provision for income taxes		-		(50)

Net loss	(970,687)	$(22,925)	$(2,641,393)	$(48,300)

Weighted average number of common shares outstanding - basic	103,593,861	99,450,000	102,155,578	99,450,000

Net loss per share - basic	(0.01)	$(0.00)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2013	2012
Operating activities
Net loss	$(2,641,393)	$(48,300)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	10,976	-
Shares issued for services	(1,058,082)	-
Amortization of stock and warrants issued for prepaid expenses	293,046	-
Changes in operating assets and liabilities:
Decrease (increase) in deposits and prepaid expenses	2,978	30
Decrease (increase) in accounts receivable	108,339	-
Increase (decrease) in accounts payable	326,843	(686)
Increase (decrease) in deferred revenue	46,240	-
Increase in accrued interest		8,170
Net cash used by operating activities	(2,911,053)	(40,786)
Investing activities

Purchase of fixed assets	(53,712)	-
Purchase of intellectual property		(42,500)
Net cash provided by investing activities	(53,712)	(42,500)

Financing activities
Donated capital	50	7,400
Repayment of notes payable	(175,925)	-
Proceeds from notes payable	614,232	180,373
Proceeds from notes payable - related parties	80,875	-
Issuances of common stock	2,028,360	-
Net cash provided by financing activities	2,547,592	187,773

Net increase (decrease) in cash	(417,173)	104,487
Cash - beginning of the period	418,104	1,378
Cash - ending of the period	$931	$105,865

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$50

Non-cash transactions
Warrants issued for services	$697,045	$-
Number of warrants issued for services	1,100,000	-
Shares issued for services	$636,000	$-
Number of shares issued for services	1,590,000	-

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

On January 7, 2013, the Board of Directors of the Company authorized and a majority of the stockholders of the Company ratified, by written consent, resolutions to change the name of the Company to Pitooey!, Inc. and to increase the authorized number of shares of the Company to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  The name change and increase in authorized capital was effective with the State of Nevada February 7, 2013.

On February 6, 2013, the Company formed a wholly-owned subsidiary, Rockstar Digital, Inc., under the laws of the State of Nevada.

Note 2 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, however, in the opinion of the Company’s management, all adjustments necessary for a fair statement of the Company’s interim financial results have been included. These adjustments were of a normal recurring nature. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 3 - Summary of Significant Accounting Policies

Principles of consolidation

For the nine months ended September 30, 2013, the consolidated financial statements include the accounts of Pitooey!, Inc., Choice One Mobile, Inc., Pitooey! Mobile, Inc. and Rockstar Digital, Inc.  All significant intercompany balances and transactions have been eliminated.   Pitooey!, Inc., Choice One Mobile, Inc., Pitooey! Mobile, Inc. and Rockstar Digital, Inc. will be collectively referred herein to as the “Company”.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the nine months ended September 30, 2013 and 2012, there was no impairment necessary.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as of September 30, 2013 and 2012.  Depreciation expense for the nine months ended September 30, 2013 and 2012 totaled $10,976 and $0, respectively.

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

Merchant Reserves

The Company processes sales through a third-party credit card merchant processor.  A percentage of all sales is deducted and held by the merchant in a reserve account in the event of chargeback, refunds or customer voids.  As of September 30, 2013 and 2012, there was $48,487 and $0 held in the merchant reserve account, respectively.

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the nine months ended September 30, 2013 and 2012, advertising and marketing costs were $507,354 and $0, respectively.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through November 25, 2013, and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

Note 4 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of ($2,947,727) as of September 30, 2013, and had net sales of $355,033 during the nine month period ended September 30, 2013.

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Fixed Assets

Fixed assets consisted of the following at:

	September 30, 2013	December 31, 2012

Computer equipment	$39,716	$-
Furniture and equipment	13,996	-

Fixed assets, total	53,712	-
Less: accumulated depreciation	(10,976)	-
Fixed assets, net	$42,736	$-

Depreciation expenses for the nine months ended September 30, 2013 and 2012 were $10,976 and $0, respectively.

Note 6 - Deferred Revenue

As of September 30, 2013 and December 31, 2012, the Company had $46,240 and $0 in deferred revenue related to projects paid in advance of fulfillment.

Note 7 - Prepaid expenses and deposits

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000. The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred. As of September 30, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On January 29, 2013, the Company entered into an advertising arrangement with a radio network, for which the Company paid a deposit of $8,186 for two months of advertising and marketing services. As of September 30, 2013, total prepaid expenses remaining related to this service provider was $0.

On February 24, 2013, the Company entered into a contract with a third party consulting firm. As a portion of the compensation therefor, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The Company recorded Prepaid Stock Compensation in the amount of $56,494 related to the warrants issued to the consulting firm. As of September 30, 2013, the balance in prepaid stock compensation was $0.  See Note 10 - Warrants and Options for additional discussion regarding the warrants. See Note 11 - Agreements for additional discussion regarding the Letter of Agreement.

On February 26, 2013, the Company entered into a Letter of Agreement with a third party consulting firm. In exchange for certain consulting services, the Company is obligated to pay a total of $42,500, of which $30,000 was prepaid for services to be rendered and balance of $12,500 will be due upon completion of such services to be rendered. As of September 30, 2013, the balance in prepaid expenses related to this Agreement was $30,000. As additional compensation therefor, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share. The Company recorded Prepaid Stock Compensation in the amount of $640,551 related to the warrants issued to the consulting firm. As of September 30, 2013, the balance in prepaid stock compensation was $243,469.  See Note 10 - Warrants and Options for additional discussion regarding the warrants.  See Note 11 - Agreements for additional discussion regarding the Letter of Agreement.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Prepaid expenses and deposits (continued)

On June 11, 2013, the Company issued 340,000 shares of its common stock to various employees of the Company, as incentive compensation valued at $136,000.  The shares vest quarterly over a period of one year.  The Company recorded Prepaid Stock Compensation in the amount of $136,000 related to the common stock issued to the employees.  As of September 30, 2013, the Company recorded $39,278 as salaries expense and the balance in prepaid stock compensation was $96,722.

On June 24, 2013, the Company issued 250,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $100,000.  The services are to be performed for a period of 6 months from the date of issuance.  The Company recorded Prepaid Stock Compensation in the amount of $100,000 related to the common stock issued for prepaid services.  As of September 30, 2013, the Company recorded $100,000 as advertising and marketing expense and the balance in prepaid stock compensation was $0.

On July 8, 2013, the Company issued 1,000,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $400,000. The services are to be performed for a period of 6 months from the date of issuance. The Company recorded Prepaid Stock Compensation in the amount of $400,000 related to the common stock issued for prepaid services. As of September 30, 2013, the Company recorded $186,667 as advertising and marketing expense and the balance in prepaid stock compensation was $213,333.

As of September 30, 2013 and December 31, 2012, the Company had $2,779 and $0 in undeposited Funds related specifically to funds charged to customers through merchant accounts, but have not yet settled to the Company’s cash accounts.

Note 8 - Debt and Interest Expense

Through September 30, 2012, a non-affiliated third-party loaned the Company an aggregate of $7,250 in cash.  The note bears no interest and is due upon demand.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $15,254. The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing. The loan bears an interest rate of 10% per annum, payable on maturity. During the year ended December 31, 2012, the lender agreed to convert the entire principal balance of $15,254, as well as $1,107 of interest accrued thereupon, to date, into 40,904 shares of common stock. As of December 31, 2012, the principle balance owed on this loan is $0. See Note 9 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $82,373. The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing. The loan bears an interest rate of 10% per annum, payable on maturity. During the year ended December 31, 2012, the lender agreed to convert a portion of the principal balance in the amount of $20,000, as well as $5,981 of interest accrued thereupon, to date, into 64,952 shares of common stock.  In January 2013, the Company repaid the note, in full. As of September 30, 2013 and December 31, 2012, the principle balance owed on this loan was $0 and $62,373, respectively. See Note 9 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $74,746. The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing. The loan bears an interest rate of 10% per annum, payable on maturity. During the year ended December 31, 2012, the lender agreed to convert $5,427 of interest accrued thereupon, to date, into 13,567 shares of common stock. In January 2013, the Company repaid the note, in full.  As of September 30, 2013 and December 31, 2012, the principle balance owed on this loan was $0 and $74,746, respectively. See Note 9 - Stockholders’ Equity for additional information.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

On July 25, 2012, the Company entered into an Intellectual Property Assignment Agreement.  (See note 11 to the financial statements for details concerning the Agreement).  In accordance with the terms and conditions contained therein, the Company has agreed to pay the Seller $8,000 in two installments:

1. The first payment of $4,000 is due July 25, 2013, the first anniversary date of the Agreement, and is considered a current note payable.

2. The second and final payment of $4,000 is due July 25, 2014, the second anniversary date of the Agreement and is considered a current note payable.

On March 18, 2013, the Company issued a Promissory Note in the amount of $15,000 to one non-affiliated entity.  The loan was due and payable in full on May 15, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On April 29, 2013, the entire principal balance of $15,000 and interest accrued thereupon of $138 was repaid.  As of September 30, 2013, the principle balance owed on this loan was $0.

On March 21, 2013, the Company issued a Promissory Note to an entity owned and controlled by a shareholder in the amount of $12,500.  The loan was due and payable in full on April 21, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On March 28, 2013, the entire principal balance and $19 of interest accrued thereupon was paid by an officer and director on behalf of the company.  As of September 30, 2013, the principle balance owed on this loan is $0.  During the nine months ended September 30, 2013, a total of $19 has been recorded as interest expense.

On April 8, 2013, the Company issued a Promissory Note in the amount of $50,000, which is due and payable on or before May 31, 2014.  The loan bears an interest rate of 10% per annum, with payments due on the last day of each month.  As of September 30, 2013, the principle balance owed on this loan is $42,972.  During the nine months ended September 30, 2013, a total of $2,417 has been recorded as interest expense.

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000.  Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each Debenture is issued until paid.  As of September 30, 2013, the principle balance owed on this loan is $364,058.  During the nine months ended September 30, 2013, a total of $8,811 has been recorded as interest expense.  In connection with the April 29, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $15,000,000 of the Company’ common stock.  As of the date of these financial statements, no shares of common stock have been issued pursuant to the Agreement.

On June 19, 2013, the Company entered into a Convertible Promissory Note, whereby the Company borrowed $42,500 from a third party entity.  The loan is due and payable in full on March 21, 2014 and bears an interest rate of 8% per annum, payable on maturity.  As of September 30, 2013, the principle balance owed on this loan is $42,500.  Interest expense through September 30, 2013 in relation to this note is $952.  The note is convertible into shares of the Company’s par value common stock at the later of (a) maturity or (b) prepayment prior to the maturity date at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date.  Resultantly, a discount of $21,250 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of nine months.  As of September 30, 2013, a total of $7,949 has been amortized and recorded as interest expense, leaving a balance of $13,301 in discounts related to the beneficial conversion feature of this note.

On July 22, 2013 we issued a 8% debenture in the original principal amount of $10,000 payable on or before the 22nd day of July 2014 with attached warrants to purchase up to 20,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 22nd day of October 2016. On July 23, 2013 we issued a 8% debenture in the original principal amount of $30,000 payable on or before the 23rd day of July 2014 with attached warrants to purchase up to 60,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 23rd day of October 2016. On July 29, 2013 we issued a 8% debenture in the original principal amount of $100,000 payable on or before the 29th day of July 2014 with attached warrants to purchase up to 200,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 29th day of October 2016. On September 11, 2013 we issued a 15% debenture in the original principal amount of $10,000 payable on or before the 11th day of September 2014 with attached warrants to purchase up to 20,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 11th day of October 2016. As of September 30, 2013, the principle balance owed on these loans is $150,000. Resultantly, a discount of $62,959 was attributed to the warrants being given in return for loans, which amount is being amortized over a period of twelve months.  As of September 30, 2013, a total of $10,493 has been amortized and recorded as interest expense, leaving a balance of $52,466 in discounts related to the beneficial conversion feature of this note

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

On August 19, 2013, the Company entered into a Convertible Promissory Note, whereby the Company borrowed $32,500 from a third party entity.  The loan is due and payable in full on May 21, 2014 and bears an interest rate of 8% per annum, payable on maturity.  As of September 30, 2013, the principle balance owed on this loan is $32,500.  Interest expense through September 30, 2013 in relation to this note is $235.  The note is convertible into shares of the Company’s par value common stock at the later of (a) maturity or (b) prepayment prior to the maturity date at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date.  Resultantly, a discount of $16,250 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of nine months.  As of September 30, 2013, a total of $3,173 has been amortized and recorded as interest expense, leaving a balance of $13,077 in discounts related to the beneficial conversion feature of this note.

The securities were issued without registration in reliance on the exemption from registration in section 4(a)(2) of the Securities Act of 1933 because the offer and sale was made only to accredited investors as defined in Rule 501 of Regulation D without general solicitation or advertising; and the purchasers given access to information about our business and the opportunity to ask questions and receive answers about our business prior to making any investment decision.

During the nine months ended September 30, 2013, the Company issued Promissory Notes to a shareholder of the Company in the total of $6,231.  The notes are due on demand and bear no interest.  As of September 30, 2013, the remaining principal balance outstanding is $6,231.

During the nine months ended September 30, 2013, the Company issued Promissory Notes to two directors of the Company in the aggregate of $132,701.  The notes are due on demand and bear no interest.  As of September 30, 2013, the Company repaid $62,057 of the notes and the remaining principal balance outstanding is $70,644.

During the nine months ended September 30, 2013, two of the Company’s officers have been deferring salaries earned.  As of September 30, 2013, the Company has accrued executive compensation to these two officers totaling $14,000.

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 9 - Stockholders’ Equity (continued)

On December 31, 2012, the Company issued a total of 119,423 shares of common stock for the conversion of a total of $47,769 in principal and interest accrued thereupon.  The Common Stock was subscribed and paid for as of December 31, 2012; however, the certificates representing the shares were not issued during the period and resultantly, there was $119 in Common Stock Payable.  January 9, 2013, the Company issued stock certificates to subscribers of 119,423 shares of the Company’s Common Stock in satisfaction of the Company’s $119 Common Stock Payable as of December 31, 2012.  See Note 8 - Debt and Interest Expense for additional information.

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

From April 1, 2013 to September 30, 2013, the Company sold 285,000 shares of its common stock for aggregate cash proceeds of $114,000.  As of September 30, 2013, 55,000 shares of common stock were subscribed and paid for, but not yet issued; resultantly, the Company recorded $55 as common stock owed but not issued.

On July 8, 2013, the Company issued 1,000,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $400,000.  The services are to be performed for a period of 6 months from the date of issuance.  The Company recorded Prepaid Stock Compensation in the amount of $400,000 related to the common stock issued for prepaid services.  As of September 30, 2013, the Company recorded $186,667 as advertising and marketing expense and the balance in prepaid stock compensation was $213,333.

From July 1, 2013 to September 30, 2013, the Company sold 7,500 shares of its common stock for aggregate cash proceeds of $3,000.

As of September 30, 2013, there have been no other issuances of common stock.

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

On July 22, 2013 in connection with a debenture issuance we issued warrants to purchase up to 20,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 22nd day of October 2016.

On July 23, 2013 in connection with a debenture issuance we issued warrants to purchase up to 60,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 23rd day of October 2016.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 - Warrants and Options (continued)

On July 29, 2013 in connection with a debenture issuance we issued warrants to purchase up to 200,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 29th day of October 2016.

On September 11, 2013 in connection with a debenture issuance we issued warrants to purchase up to 20,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 11th day of October 2016.

The securities were issued without registration in reliance on the exemption from registration in section 4(a)(2) of the Securities Act of 1933 because the offer and sale was made only to accredited investors as defined in Rule 501 of Regulation D without general solicitation or advertising; and the purchasers given access to information about our business and the opportunity to ask questions and receive answers about our business prior to making any investment decision.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2013 and 2012 and changes during the nine months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2011	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at September 30, 2012	0	$ 0.00
Granted	0	$ 0.00
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at December 31, 2012	0	$ 0.00
Granted	1,100,000	$ 1.34
Exercised	0	$ 0.00
Cancelled	0	$ 0.00
Outstanding at September 30, 2013	1,400,000	$ 1.16
Warrants exercisable at September 30, 2012	0	$ 0.00
Warrants exercisable at September 30, 2013	1,400,000	$ 1.16

The following tables summarize information about warrants outstanding and exercisable at September 30, 2013:

	WARRANTS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.50 - $ 1.75	1,400,000	1.77	$ 1.16
	1,400,000	1.77	$ 1.16

	WARRANTS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.50 - $ 1.75	1,400,000	$ 1.16
	1,400,000	$ 1.16

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

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of September 30, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On January 29, 2013, the Company entered into an advertising arrangement with a radio network, for which the Company paid a deposit of $8,186 for two months of advertising and marketing services.  As of September 30, 2013 and December 31, 2012, total prepaid expenses remaining related to this service provider was $0 ad $0.

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

On December 27, 2012, the Company entered into a professional service agreement with a related entity for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of September 30, 2013 and December 31, 2012, the balance in prepaid expenses was $0 and $30,000.

On March 21, 2013, the Company issued a Promissory Note to an entity owned and controlled by a shareholder in the amount of $12,500.  The loan is due and payable in full on April 21, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On March 28, 2013, the entire principal balance and $19 of interest accrued thereupon was paid by an officer and director on behalf of the company.  As of September 30, 2013, the principle balance owed on this loan is $0.

During the nine months ended September 30, 2013, the Company issued Promissory Notes to a shareholder of the Company in the aggregate of $6,231.  The notes are due on demand and bear no interest.  As of September 30, 2013, the remaining principal balance outstanding is $6,231.

During the nine months ended September 30, 2013, the Company issued Promissory Notes to two directors of the Company in the aggregate of $132,701.  The notes are due on demand and bear no interest.  As of September 30, 2013, the Company repaid $62,057 of the notes and the remaining principal balance outstanding is $70,644.

During the nine months ended September 30, 2013, two of the Company’s officers have been deferring salaries earned.  As of September 30, 2013, the Company has accrued executive compensation to these two officers totaling $14,000.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 13 - Subsequent Events

On October 7, 2013, the Company entered into a Convertible Promissory Note, whereby the Company borrowed $32,500 from a third party entity.  The loan is due and payable in full on July 9th, 2014 and bears an interest rate of 8% per annum, payable on maturity. The note is convertible into shares of the Company’s par value common stock at the later of (a) maturity or (b) prepayment prior to the maturity date at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date.

On October 24, 2013 we issued a 20% debenture in the original principal amount of $20,000 payable on or before the 24nd day of March 2014 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 24nd day of October 2016.

On October 24, 2013 we issued a 20% debenture in the original principal amount of $20,000 payable on or before the 24nd day of March 2014 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 24nd day of October 2016.

On October 24, 2013 we issued a 20% debenture in the original principal amount of $10,000 payable on or before the 24nd day of March 2014 with attached warrants to purchase up to 20,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 24nd day of October 2016.

On October 24, 2013 we issued a 20% debenture in the original principal amount of $20,000 payable on or before the 21st day of October 2014 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 21nd day of October 2016.

On November 1, 2013, the Company issued 300,000 shares of its common stock to one entity for services to be rendered over a period ending January 31, 2014.

On November 20, 2013 we issued a 20% debenture in the original principal amount of $10,000 payable on or before the 24nd day of March 2014 with attached warrants to purchase up to 20,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 24nd day of October 2016.

The securities were issued without registration in reliance on the exemption from registration in section 4(a)(2) of the Securities Act of 1933 because the offer and sale was made only to accredited investors as defined in Rule 501 of Regulation D without general solicitation or advertising; and the purchasers given access to information about our business and the opportunity to ask questions and receive answers about our business prior to making any investment decision.

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

PITOOEY !, Inc., is a complete digital marketing agency offering an array of products and services that will enhance communication between our clients and their target audience.  Through our unique service packages, we offer businesses a comprehensive set of tools that focuses on engaging with the rapidly growing number of social and mobile-centric consumers.  These social and mobile marketing products and services are served up via our three wholly-owned subsidiaries:

1.

 Choice One Mobile, Inc., which provides mobile and social media marketing and advertising solutions.

2.

PITOOEY! Mobile, Inc., which retains all intellectual property related to our PITOOEY! TM iPhone ® app, including patents, trademarks, software and trade processes.

3.

Rockstar Digital, Inc., which specializes in internet branding through social media marketing, mobile marketing and iPhone ® app development.

Results of Operations

Due to the recent addition of new business operations and service lines, comparisons of operating results between the three and six month periods ended September 30, 2013 and 2012 may not be materially reflective of our continuing and future operations.

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

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenue was comprised, as follows:

	For the three months
	ended September 30,
	2013	2012

Revenue, gross	$296,425	$-
Less: Discounts and refunds	(58,079)	-

Revenue, net	$238,346	$-

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a monthly basis.  These sales are recognized as revenue at the time of the transaction.  Periodically, we enter into longer-term arrangements with clients, whereby they pay for three to 12 months of service up-front.  These sales are recorded as deferred revenue and recognized as revenue over the actual life of the arrangement.  During the three months ended September 30, 2013, we recorded $0 in deferred revenue and recognized $22,794 as revenue earned during the period.

Costs of sales consist primarily of credit card merchant fees, commissions paid to sales staff and fees paid to contractors directly attributable to specific clients.  A vast majority of our services incur few direct, unique and immediately identifiable costs per client.  During the quarter ended September 30, 2013, costs of sales totaled $44,577.  After accounting for costs of sales, we realized a gross profit of $193,769 during the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared to the Nine months ended September 30, 2012

Revenue was comprised, as follows:

	For the nine months
	ended September 30,
	2013	2012

Revenue, gross	$473,148	$-
Less: Discounts and refunds	(118,115)	-

Revenue, net	$355,033	$-

During the nine months ended September 30, 2013, we recorded $91,828 in deferred revenue and recognized $45,588 as revenue earned during the period.

Costs of sales during the nine months ended September 30, 2013 amounted to $70,808.  After accounting for costs of sales, we realized a gross profit of $284,225 in the nine month period ended September 30, 2013.

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

2. The PITOOEY! TM iPhone ® app is a preference based, searchable ad network. The PITOOEY! app provides businesses with a unique engagement tool while serving consumers deals, valuable content, and location-based information.  Our Rockstar development team has been engaged in refining the consumer experience, as well as the back-end mechanics, to ensure adoption of Version 2 of the app.  We have experienced delays in the release of our app and are currently working internally to assure a timely launch of the best software product we can possibly construct.  As a result, we are currently unable to disclose a specific time frame the release of Version 2.

Costs and Operating Expenses

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

For the three months ended September 30, 2013 and 2012, the components of our operating expenses were, as follows:

	Three months ended
	September 30,
	2013	2012
Operating Expenses:
Advertising and marketing	$214,077	$-
Depreciation	4,245	-
Executive compensation	74,372
General and administrative	93,702	18,580
Management fees - related party	0	-
Professional fees	340,992	-
Salaries and wages	380,167	-
Total operating expenses	1,107,555	18,580

Operating loss	(913,786)	(18,580)

Other expenses:
Interest expense	(56,901)	(4,345)
Interest income	-	-
Provision for income taxes	-	-
Total other expenses	(56,901)	(4,345)

Net Loss	$(970,687)	$(22,925)

Advertising and Marketing.  We are a young company attempting to establish brand recognition and have engaged third parties to assist us.  Our advertising and marketing activities cost $214,077 during the three months ended September 30, 2013.  In the comparable period ended September 30, 2012, we did not incur any advertising and marketing expenses.  We expect to increase our advertising and marketing budget to coincide with the launch of Version 2 of the PITOOEY! app, although the timing of such increase cannot yet be determined.

Depreciation.  Depreciation expense related to our computers, furniture and office equipment was $4,245 during the quarter ended September 30, 2013.  In the comparable period ended September 30, 2012, we did not incur any depreciation expense.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $74,372 during the three months ended September 30, 2013 and $0 in the comparable period ended September 30, 2012.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  During the three month ended September 30, 2013, general and administrative expenses were $93,702.  Comparatively, general and administrative expenses were $18,580 in the period ended September 30, 2012.

Management Fees Paid to a Related Party.   On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment.  During the three months ended September 30, 2013 and 2012, total management fees paid to the related entity was $0 and $0, respectively.  During the quarter ended September 30, 2013, we have reduced our reliance upon this related entity and have sought third party service providers.  As a result, we expect fees paid to the related party under the professional services agreement to continue to materially decline.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY! TM app, which will have an adverse effect on our operating results for the foreseeable future.  During the period ended September 30, 2013, we incurred $340,992 in professional fees.  In comparison, we did not incur any professional fees in the three month period ended September 30, 2012.

Salaries and Wages.  As of September 30, 2013, we have 10 employees.  Salaries and wages paid during the quarters ended September 30, 2013 and 2012 were $380,167 and $0, respectively.  Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense .  During the three months ended September 30, 2013, we incurred $56,901 of interest expense related to our notes payable.  In the year ago period ended September 30, 2012, interest expense was $4,345.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

For the nine months ended September 30, 2013 and 2012, the components of our operating expenses were, as follows:

	Nine months ended
	September 30,
	2013	2012
Operating Expenses:
Advertising and marketing	$507,354	$-
Depreciation	10,976	-
Executive compensation	292,344	10,000
General and administrative	392,397	30,080
Management fees - related party	297,127	-
Professional fees	600,501	-
Salaries and wages	762,699	-
Total operating expenses	2,863,398	40,080

Operating loss	(2,579,173)	(40,080)

Other expenses:
Interest expense	(62,221)	(8,170)
Interest income	1	-
Provision for income taxes	-	(50)
Total other expenses	(62,220)	(8,220)

Net Loss	$(2,641,393)	$(48,300)

Advertising and Marketing.  We are a young company attempting to establish brand recognition and have engaged third parties to assist us.  Our advertising and marketing activities cost $507,354 during the nine months ended September 30, 2013.  In the comparable period ended September 30, 2012, we did not incur any advertising and marketing expenses.  We expect to increase our advertising and marketing budget to coincide with the launch of Version 2 of the PITOOEY! app, although the timing of such increase cannot yet be determined.

Depreciation.  Depreciation expense related to our computers, furniture and office equipment was $10,976 during the six month period ended September 30, 2013.  In the comparable period ended September 30, 2012, we did not incur any depreciation expense.

Executive Compensation.  Executive compensation paid to our corporate officers and directors was $292,344 during the nine months ended September 30, 2013 and $10,000 in the comparable period ended September 30, 2012.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  During the nine months ended September 30, 2013, general and administrative expenses were $392,397.  Comparatively, general and administrative expenses were $30,080 in the period ended September 30, 2012.

Management Fees Paid to a Related Party.   On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment.  During the nine month periods ended September 30, 2013 and 2012, total management fees paid to the related entity was $297,127 and $0, respectively.  During the nine months ended September 30, 2013, we have reduced our reliance upon this related entity and have sought third party service providers.  As a result, we expect fees paid to the related party under the professional services agreement to continue to materially decline.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY! TM app, which will have an adverse effect on our operating results for the foreseeable future.  During the period ended September 30, 2013, we incurred $600,501 in professional fees.  In comparison, we did not incur any professional fees in the nine month period ended September 30, 2012.

Salaries and Wages.  As of September 30, 2013, we had 10 employees.  Salaries and wages paid during the nine month periods ended September 30, 2013 and 2012 were $762,699 and $0, respectively.  Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense .  During the nine months ended September 30, 2013, we incurred $62,221 of interest expense related to our notes payable.  In the year ago period ended September 30, 2012, interest expense was $8,170.

Interest Income.  We realized interest income of $1 during the quarter ended September 30, 2013.  We did not earn any interest income in the year ago period ended September 30, 2012.

Taxes.  During the nine months ended September 30, 2013 and 2012, we recorded provisions for income taxes of $0 and $50, respectively, related to the minimum tax payable to the State of Arizona.

Net Loss

Our net loss for the three months ended September 30, 2013 was $970,687, compared to a $22,925 net loss in the year ago period ended September 30, 2012.  During the nine months ended September 30, 2013 and 2012, we incurred net losses of $2,641,393 and $48,300, respectively.  We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of September 30, 2013, we had $931 in cash and equivalents, $59,852 in accounts receivable, and $32,978 in prepaid expenses and deposits.  Additionally, we had $48,487 in a reserve account maintained by our credit card merchant as security for potential chargebacks and returns.  To date, we have financed our operations through the issuance of stock and debt securities, in addition to sales-generated revenue.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

	Nine months ended
	September 30,
	2013	2012
Net cash used by operating activities	$(2,911,053)	$(40,786)
Net cash used by investing activities	(53,712)	(42,500)
Net cash provided by financing activities	2,537,099	187,773

Net increase (decrease) in cash	(417,173)	104,487
Cash at the beginning of year	418,104	1,378
Cash at the end of year	$931	$105,865

Operating Activities.   Net cash used in operating activities was $2,911,053 for the nine months ended September 30, 2013, the bulk of which was attributable to increased expenditures related to our entry into the digital media marketing space and development of our PITOOEY! TM app.  In comparison, our net cash used during the nine months ended September 30, 2012 was $40,786.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY! TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing Activities.   During the nine months ended September 30, 2013, we purchased $53,712 of computers, furniture and office equipment.  In the period ended September 30, 2012, we purchased $42,500 of intellectual property.  We do expect to make material investments in furniture, fixtures and equipment during the next 3-6 months of operations.

Financing Activities.   Net cash provided by financing activities for the nine months ended September 30, 2013 was $2,547,592, as compared to $187,773 for the comparable period ended September 30, 2012.  During the 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities.  To that end, we obtained financing in the form of loans totaling $695,107, of which $80,875 was borrowed from related parties and the balance of $614,232 was obtained from third party sources.  During the nine month period ended September 30, 2013, we repaid $175,925 of our notes payable.  In addition to issuing debt securities, we sold a total of $2,028,360 of common stock and Series A Preferred Stock that was automatically converted into shares of common stock.   We expect to use our cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net Change in Cash. During the nine months ended September 30, 2013, we experienced a net decrease in cash on hand of $417,173.  Comparatively, we had a net increase in cash of $104,487 during the nine months ended September 30, 2012.

Factors Affecting Future Growth

We expect to require significant capital to continue to fund research and development activities related to development of the PITOOEY! TM app.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Hiring and Retaining Key Personnel

Our ability to compete and grow depends in large part on the efforts and talents of our employees. During the first nine months of 2013, in addition to experiencing employee attrition, we also implemented, and continue to implement, certain cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount and consolidating certain facilities.  These cost reduction initiatives could negatively impact our ability to attract, hire and retain key employees which is critical to our ability to grow our business and execute on our business strategy.

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

Item 4. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2013 we issued a 20% debenture in the original principal amount of $20,000 payable on or before the 24nd day of March 2014 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 24nd day of October 2016.

On October 24, 2013 we issued a 20% debenture in the original principal amount of $20,000 payable on or before the 24nd day of March 2014 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 24nd day of October 2016.

On October 24, 2013 we issued a 20% debenture in the original principal amount of $10,000 payable on or before the 24nd day of March 2014 with attached warrants to purchase up to 20,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 24nd day of October 2016.

On October 24, 2013 we issued a 20% debenture in the original principal amount of $20,000 payable on or before the 21st day of October 2014 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 21nd day of October 2016.

On November 20, 2013 we issued a 20% debenture in the original principal amount of $10,000 payable on or before the 24nd day of March 2014 with attached warrants to purchase up to 20,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 24nd day of October 2016.

The securities were issued without registration in reliance on the exemption from registration in section 4(a)(2) of the Securities Act of 1933 because the offer and sale was made only to accredited investors as defined in Rule 501 of Regulation D without general solicitation or advertising; and the purchasers given access to information about our business and the opportunity to ask questions and receive answers about our business prior to making any investment decision.

Item 3. Defaults Upon Senior Securities

On the 20th day of November 2013 we received a notice of default related to convertible promissory notes with present total outstanding principal amount in the amount of $107,500. The notes provide that failure to comply with the reporting requirements of the Securities Exchange Act of 1934 is an event of default.

We believe the default is cured by filing this Form 10-Q prior to expiration of the time to cure

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

Effective November 23, 2013 Patrick Deparini resigned all positions with the registrant, including Director, Chief Financial Officer and Chief Account officer. Jacob DiMartino, a director and chief executive officer assumed the positions of Chief Financial Officer and Chief Accounting Officer.

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

PITOOEY!, INC.
(Registrant)

Signature	Title	Date

/s/ Jacob DiMartino Jacob DiMartino	Chief Executive Officer Chief Financial Officer Principal Accounting Officer	November 26, 2013