Form 10-Q/A
period 2013-09-30
PITOOEY!, INC.
filed 2014-04-09
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A, for the period ending September 30, 2013, to correctly disclose on the cover page that PITOOEY!, Inc., is a shell company as defined in Rule 12b-2 of the Exchange Act. No other changes have been made to this Quarterly Report.

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

PITOOEY!, INC.
(Registrant)

Signature	Title	Date

/s/ Jacob DiMartino Jacob DiMartino	Chief Executive Officer Chief Financial Officer Principal Accounting Officer	April 9, 2014