Form 10-K
period 2013-12-31
PITOOEY!, INC.
filed 2014-04-14
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ___________

Commission File Number: 000-53991

PITOOEY!, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 computed by reference to the price at which the common equity was last sold was $44,577,405 based on a share price of $0.59.

As of March 31, 2014, there were 103,037,923 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PITOOEY!, INC.

(Formerly White Dental Supply, Inc.)

FORM 10-K

For the years ended December 31, 2013 and 2012

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

3. The balance of $8,000 was to be paid in two installments: $4,000 upon the first anniversary date of the Barr Agreement and $4,000 upon the second anniversary date of the Barr Agreement.  The Company has since decided not to complete the purchase of this intellectual property and has not yet decided to make payments against this Note.  The Company does not own this intellectual property and is delinquent on payment of this Note.

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

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“LCC Agreement”) with Lynn Cole Capital Corp., an Arizona corporation (“LCC”).  In accordance with the LCC Agreement, we acquired research and development expenses related to certain rights, title and interest in and to all intellectual property related to the text messaging platform called “PITOOEY! TM” In exchange for the LCC Assets, we agreed to pay LCC an aggregate of $5,000 in cash.

On December 27, 2012, we formed a wholly owned subsidiary, Choice One Mobile, Inc. (“COM”), under the laws of the State of Nevada to execute our mobile and social media marketing and advertising strategies.

On December 27, 2012, we formed a wholly owned subsidiary, PITOOEY! Mobile, Inc. (“PM”), under the laws of the State of Nevada.  PM was formed to hold all intellectual property related to our PITOOEY! TM iPhone® app, including patents, trademarks, software and trade processes.

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar will specialize in internet branding through social media marketing, mobile marketing and iPhone ® app development Company.  On October 31, 2013, in concert with the Rockstar settlement agreement (see Footnote 13 - Agreements) the Company terminated operations in Rockstar and relinquished ownership to its employees.

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

PITOOEY!, Inc., is a complete digital marketing agency offering an array of products and services that will enhance communication between our clients and their target audience.  Through our unique service packages, we offer businesses a comprehensive set of tools that focuses on engaging with the rapidly growing number of social and mobile-centric consumers.  These social and mobile marketing products and services are served up via our three wholly owned subsidiaries:

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

The PITOOEY! TM mobile application (currently available on the iTunes ® App Store SM), is an ad network featuring highly targeted messages from businesses subscribed to by individual users.  PITOOEY! TM gives businesses the ability to flip the traditional communications landscape, and only deliver messages to consumers who express a desire for them, thereby ridding consumers of unwanted messages, while simultaneously focusing a business’ audience to those actually interested in connecting.

On the PITOOEY! TM app, customers search for and subscribe to businesses they wish to follow and receive notifications from.  Upon login on the PITOOEY! TM app, users create a personalized profile of their favorite businesses through vitalizing the easy to use search and subscribe feature that enables consumers to receive deals and/or updates on those businesses.  After building their lists, consumers will receive deals and notifications only from the companies on their lists; no unwanted messages, ever.

PITOOEY!
Map
try "shopping" or "Fred's"
Map
Search
My List
Profile
Amoroso Bakery
15842 N Cave Creek Rd
Details
Amoroso Bakery
(602) 493-1793
15842 N Cave Creek Rd, Phoenix, AZ 85032
Subscribe to this business and get notified when new deals or updates are released!
Subscribe
Subscribed
Redeemed
Subscriptions
Amoroso Bakery
Caludals Gourmet Coffee
Carrabba's Italian Grill
Everett's Steakhouse and...
Gigi's Cupcakes
Jakes Pizza Arizona
Johnnie's-Dee's Chicago...
Mojo Pies
North
Shah-ji Mini Mart

[redacted]

A business may upload any number of customizable notifications into the PITOOEY! TM database, at no initial cost.  Tools within the platform assist in creating the most efficient messages possible to achieve higher sales, increased engagement, or any other specific goals a vendor may have.  The messages may be in the form of information (i.e., a particular band playing at a local restaurant), offers (i.e., 10% off draft beer from 9-10p tonight), or interactive messaging (i.e., job posting).  Businesses can create and load an infinite number of messages into PITOOEY! TM because the user retains complete control over what messaging they choose to engage.  Messages can be viewed, searched, stored and shared.  Businesses only pay for messages actually delivered to customers and can control the maximum number of notifications that will be sent.

How does PITOOEY! generate revenue?

- User downloads the app
  - User adds businesses to their list
    - User list receives preview messages
      - **REVENUE** > User engages (views) messages

CONSUMER USER

BUSINESS VENDOR

- Business creates account
  - Business adds funds, sets budgets, chooses goals, benchmarks, etc.
    - Business loads messages
      - If Consumer/user has their business in the consumer/user list, the Consumer/user receives preview of messages
        - **REVENUE** > Consumer/user engages (views) messages

The PITOOEY! TM app was first submitted to Apple for inclusion in the iTunes ® App Store SM on or about January 17, 2013.  On January 28, 2013, we officially launched the beta version at the 2013 Waste Management Phoenix Open.  Our PITOOEY! TM app is currently optimized for the Apple iPhone ® platform, but can also be used on other Apple iOS devices.  We plan to introduce our app to Google Android-powered devices, although the timing of such is yet to be determined.  Thus, currently, the PITOOEY! TM app is distributed solely through the direct-to-consumer digital storefront of the Apple iTunes ® App Store SM.  To find more information regarding our PITOOEY! TM app, visit our website at http://pitooey.com.

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

Our PITOOEY! TM app offers our users various types of promotional opportunities on behalf of our business customers.  As such, we are subject to laws in a number of jurisdictions concerning the operation and offering of such activities, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

Number of total employees and number of full time employees

As of March 31, 2014, we had five employees.  We have never experienced any employment-related work stoppages and consider relations with our employees to be good.  We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

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

As a result of the intellectual property agreements we entered into during December 2012, we have entered the mobile and social media marketing industries, in which we have no operating history.  Additionally, we merely acquired concepts, processes and domain names that require research and development expenses in order to become commercially viable.  We are a development stage company that began generating revenues from mobile and social media marketing activities in 2013.  Investments in our securities should be considered in light of the risks and difficulties we will encounter as we attempt to build a base of operations.

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

Our executive officers and sole directors, beneficially owns 34% of the outstanding common stock.  As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

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

We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. As of March 31, 2014, we had 8 pending patent and trademark applications on file. However, any future patents or trademarks that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents, or our reliance upon copyright and trade secret laws to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications.

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

In a portion of our business, we depend on wireless carriers to deliver our customers' messages to their subscriber base. Wireless carriers often impose standards of conduct or practice that significantly exceed current legal requirements and potentially classify our messages as “spam,” even where we do not agree with that conclusion. In addition, the wireless carriers use technical and other measures to attempt to block non-compliant senders from transmitting messages to their customers; for example, wireless carriers block short codes or Internet Protocol addresses associated with those senders. There can be no guarantee that we, or short codes registered to us, will not be blocked or blacklisted or that we will be able to successfully remove ourselves from those lists. Although our services typically require customers to opt ‑ in to a campaign, minimizing the risk that our customers' messages will be characterized as spam, blocking of this type could interfere with our ability to market products and services of our customers and communicate with end users and could undermine the effectiveness of our customers' marketing campaigns. To date we have not experienced any material blocking of our messages by wireless carriers, but any such blocking could have an adverse effect on our business and results of operations.

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

We believe that the future success of our business depends on the services of a number of key management and operating personnel, including Jacob DiMartino, our chief executive officer and David Sonkin, our chief technology officer. We have at-will employment relationships with all of our management and other employees, and we do not maintain any key-person life insurance policies. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave us. The loss of members of our key management and certain other members of our operating personnel could materially adversely affect our business, operating results and financial condition.

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

We will collect, use, transfer, share, transmit and store a large volume of consumer data, including personal information, in the course of providing our services. Federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our customers, their users and third parties. Any failure, or perceived failure, by us to comply with applicable U.S. federal, state, European Union or other international privacy, data protection or consumer protection ‑ related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business, operating results and financial condition. Additionally, we may also be contractually liable to indemnify and hold harmless our customers or others from the costs or consequences of inadvertent or unauthorized collection, use or disclosure of their customers' personal data which we store or handle as part of providing our services or otherwise relating to our data practices.

The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally, particularly with regard to location ‑ based services, use of customer data to track users and/or target advertisements and communication with consumers via mobile devices. New laws such as the newly proposed European Data Protection Regulation have been proposed in various locations, further restricting the right to use personal data. Such laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, operating results or financial condition.

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

On March 18, 2013, the Company received a lawsuit brought by a former employee who claimed wrongful discharge and requesting payment of $282,692 in base salary and payment for 3,975,000 shares of the Company’s common stock that he was awarded a part of his employment agreement.  The Company is attempting to recover these shares based on its determination that the employee was terminated for cause. On December 23, 2013, the company commenced litigation against the claimant for defamation, intentional interference with prospective business relations, misappropriation of trade secrets, civil conspiracy, and seeking an injunction against harassment.  The claimant responded to the complaint by filing a motion to dismiss dated March 17, 2014.  Although the claimant has made no formal, legal claims against the company, it is anticipated that he may make one or more of his previously-threatened claims as a counterclaim in the case.  To the extent the claims are based on his previous allegations, the company views them as frivolous and unsupported and, therefore, has made no accrual provisions for potential losses.

On October 31, 2013, the Company entered into a settlement agreement with certain former employees to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of its Mobile Application and Transition Services intellectual property rights to Rockstar.  In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar.  The Company  has accrued $30,000 as a contingent liability for payroll taxes potentially owed at December 31, 2013,

There are no other pending legal proceedings against us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

As of December 31, 2013, no substantial public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Holders

As of the date of this annual report, we have 102,766,923 shares of $0.001 par value common stock issued and outstanding held by 90 shareholders of record.  Our transfer agent is Manhattan Transfer Registrar Company, 57 Eastwood Road, Miller Place, NY 11764, phone (800) 786-0362.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2013.

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

Through April 24, 2013, we sold 2,235,000 shares of Series A Preferred Stock at $0.40 per share for total gross proceeds of $894,000 in cash.  There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.  On February 7, 2013,  the Company authorized the conversion of all Series A Preferred Stock in to shares of the Company’s Common Stock on a one for one basis.  On March 27, 2013, 1,597,500 of our Series A Preferred Stock was converted to shares of Common Stock on a 1-for-1 basis.  On April 24, 2013 an additional 62,500 of our Series A Preferred Stock was were converted and on June 11, 2013, the final 575,000 Preferred shares were converted to Common Stock, again all on a one for one basis.  A total of 2,235,000 shares of Series A Preferred Stock were converted to 2,235,000 ,shares of Common Stock.

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

Through December 31, 2013, we sold 621,000 shares of Common Stock at $0.40 per share for total gross proceeds of $228,000 in cash and subscriptions receivable totaling $20,400.  Through December 31, 2013, 333,500 of the shares sold were not issued as of December 31, 2013.  There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

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

On December 24, 2012, we entered into and closed an Intellectual Property Assignment Agreement (“LCC Agreement”) with Lynn Cole Capital Corp., an Arizona corporation (“LCC”).  In accordance with the LCC Agreement, we acquired research and development expenses related to certain rights, title and interest in and to all intellectual property related to the text messaging platform called “PITOOEY! TM” In exchange for the LCC Assets, we agreed to pay LCC an aggregate of $5,000 in cash.

On December 27, 2012, we formed a wholly owned subsidiary, Choice One Mobile, Inc. (“COM”), under the laws of the State of Nevada to execute our mobile and social media marketing and advertising strategies.

On December 27, 2012, we formed a wholly owned subsidiary, PITOOEY! Mobile, Inc. (“PM”), under the laws of the State of Nevada.  PM was formed to hold all intellectual property related to our PITOOEY! TM iPhone ® app, including patents, trademarks, software and trade processes.

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar will specialize in internet branding through social media marketing, mobile marketing and iPhone ® app development Company .  On October 31, 2013, in concert with the Rockstar settlement agreement (see Footnote 13 - Agreements) the Company terminated operations in Rockstar and relinquished ownership to its employees.

We ceased being a shell company as defined in SEC Rule during the last quarter of 2013.  Therefore, the one year waiting period for use of Rule 144 to sell restricted shares will commence with the filing of this 10-K.

Results of Operations for the years ended December 31, 2013 and 2012

Due to the recent addition of new business operations and service lines, comparisons of operating results between the years ended December 31, 2013 and 2012 may not be materially reflective of our continuing and future operations.

Revenue

	For the year ended
	December 31,
	2013	2012
Revenue-gross	$447,955	$-

Less: Discounts and refunds	(120,004)	-

Revenue, net	$327,951	$-

During the year ended December 31, 2013, our first year of operations, we generated net revenue of $327,951.  During the year ended December 31, 2012 we did not generate any revenues from sales.

In December 2012 we recently changed our primary business operations to become a digital marketing agency.  We have three wholly owned subsidiaries offering a broad range of mobile and social media marketing solutions for clients.  These new service lines contributed to our revenues beginning in the first quarter of 2013.

We ceased operation of Rockstar Digital, Inc. on October31, 2013 in accordance with a settlement agreement (See Note 14 - Agreements).  This has caused a decrease in our revenue but also resulted in a decrease in our operating loss rate.

Costs and Operating Expenses

	Year ended
	December 31,		Increase (Decrease)
Operating Expenses:	2013	2012	$	%
Advertising and marketing	$366,541	$-	$366,541	N/A
Depreciation	14,148	-	14,148	N/A
Executive compensation	351,218	15,000	336,218	2241%
General and administrative	549,457	48,660	500,797	1029%
Management fees - related party	140,285	-	140,285	N/A
Professional fees	1,266,087	52,250	1,213,837	2323%
Salaries and wages	926,627	-	926,627	N/A
Total operating expenses	3,614,364	115,910	3,498,454	3018%
Other expenses:
Interest expense	118,748	12,515	106,233	849%
Provision for income taxes	50	50	-	0%
Loss on disposition of capital assets	28,307	-	28,307	N/A
Total other expenses	147,105	12,565	134,540	1071%
Total Expenses	$3,761,469	$128,475	$3,632,994	2828%

Executive Compensation.  Executive compensation paid to officers and directors of the Company was $351,218 during the year ended December 31, 2013.  In the comparable period ended December 31, 2012, executive compensation paid was only $15,000.  Executive compensation increased during fiscal year 2013 due to the addition of several new executive-level officers.

General and Administrative. In the normal course of our operations, the Company incurs various expenses, including, but not limited to, utilities, office supplies and postage and shipping expenses.  During the year ended December 31, 2013, general and administrative expenses were $549,457, consisting of $151,153 in payroll related expenses (taxes and healthcare insurance); $86,573 in rent expense; $68,238 in travel expense; and $243,493 in general office and other expenses.

During the year ended December 31, 2012, general and administrative expenses were $48,660 consisting of general office and other expenses.

Professional Fees.  Professional fees of $1,266,087 consisted of $39,748 in research and development expenses related to our PITOOEY! TM app, technology related to our Mobile Caviar SM services and various other mobile technology service offerings; $31,626 in legal fees; $988,099 in expense for various marketing and shareholder services of which $885,854 were non cash due to costs associated with stock and warrant issuances; $156,842 for management fees paid to related parties; and $49,772 for other consulting projects.

During the year ended December 31, 2012, general and administrative expenses were $52,250, consisting of $31,070 in professional fees related to accounting fees, legal fees and fees incurred from other professional service firms; and $21,180 in research and development expenses related to our PITOOEY! TM app, technology related to our Mobile Caviar SM services and various other mobile technology service offerings.

Interest Expense.  During the year ended December 31, 2013 we issued $1,195,836 in promissory notes with interest rate ranging from 0%  - 20%.  During the year ended December 31, 2013, we incurred interest expense of $118,748.

In April 2012, we issued three promissory notes totaling $225,000 to non-affiliated entities.  The notes bore interest rates of 10% per annum and were payable upon maturity.  During the year ended December 31, 2012, we incurred interest expense of $12,515.

Taxes.  During the years ended December 31, 2013 and 2012, we recorded provisions for income taxes of $50 and $50, respectively, related to the minimum tax payable to the State of Arizona.

Net Loss

Our net loss for the year ended December 31, 2013 was $3,467,550, which was $3,339,075 greater than the net loss of $128,475 incurred in the year ended December 31, 2012.  We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of December 31, 2013, we had $142,029 in cash and equivalents. The following table provides summarized information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and borrowings, in addition to sales-generated revenue.

The following table sets forth a summary of our cash flows for the years ended December 31, 2013 and 2012:

	Year ended
	December 31,
	2013	2012
Net cash used by operating activities	$(1,784,416)	$(154,612)
Net cash used by investing activities	(72,082)	-
Net cash provided by financing activities	1,580,423	571,338
Net increase (decrease) in cash	(276,075)	416,726
Cash at the beginning of year	418,104	1,378
Cash at the end of year	$142,029	$418,104

Operating activities.   Net cash used in operating activities was $1,784,416 for the year ended December, 2013, as compared to $154,612 used in operating activities for the same period in 2012.  The increase in net loss year-over-year is mainly attributable to increased expenditures related to our entry into the digital media marketing space and development of our PITOOEY! TM app.  Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY! TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing activities.  Net cash used in investing activities for the year ended December 31, 2013 totaled $72,082 as compared to $0 for the comparable period in ended December 31, 2012.  The cash was used to purchase furniture and computer equipment.

Financing activities.   Net cash provided by financing activities for the year ended December 31, 2013 was $1,580,423, as compared to $571,338 for the comparable period ended December 31, 2012.  During the year ended December 31, 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities.  To that end, we obtained financing in the form of promissory notes totaling $1,120,836.  In addition, we held a private offering of our Series A Preferred Stock which netted $511,000 and private offerings of our common stock which netted $228,000.   We expect to use our cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net increase in cash. During the year ended December 31, 2013, we experienced a net decrease in cash on hand of $276,075.  The decrease was primarily attributed to net operating expenses as well as investing activities partially offset by proceeds from notes payable and sales of our equity securities.  Comparatively, we had a net increase in cash of $416,726 during the year ended December 31, 2012.

As of December 31, 2013, we had $142,029 of cash on hand.  We expect to require significant capital to continue to fund research and development activities related to development of the PITOOEY! TM app.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Management will continue to incur development costs in connection with normal development of its applications.

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

The following documents (pages F-1 to F-24) form part of the report on the Financial Statements

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

Weaver Martin & Samyn, LLC

Kansas City, Missouri

April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pitooey!, Inc.:

We have audited the accompanying consolidated balance sheet of Pitooey!, Inc. (“the Company”) as of December 31, 2013, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Pitooey!, Inc., as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
April 7, 2014

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets Consolidated Balance Sheets

(audited)

	December 31,
Assets	2013	2012
Current assets:
Cash and equivalents	$142,029	$418,104
Note receivable	75,000	-
Deposits and prepaid expenses	200	30,000
Total current assets	217,229	448,104
Fixed assets:
Total fixed assets, net	29,627	-
Total assets	$246,856	$448,104
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$251,473	$5,450
Accrued liabilities	180,217	-
Notes payable, net of discount of $335,667	514,541	-
Notes payable - related parties	211,326	148,369
Total current liabilities	1,157,557	153,819
Long-term liabilities:
Notes payable - long term	-	4,000
Total long-term liabilities	-	4,000
Total liabilities	$1,157,557	157,819
Stockholders’ equity
Preferred stock:
Preferred stock, $0.001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	-	-
Preferred stock, Series A $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	-	-
Preferred stock, Series A owed but not issued, 0 and 927,500 shares as of December 31, 2013 and December 31, 2012, respectively	-	927
Common stock:
Common stock, $0.001 par value, 400,000,000 shares authorized, 102,726,923 and 99,450,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	102,818	99,450
Common stock, owed but not issued, 282,500 and 119,423 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	283	119
Common stock subscribed but not paid, 51,000 and 0 shares as of December 31, 2013 and December 31, 2012, respectively	(20,400)	-
Additional paid-in capital	2,780,482	496,123
Accumulated deficit	(3,773,884)	(306,334)
Total stockholders’ equity	(910,701)	290,285
Total liabilities and stockholders’ equity	$246,856	$448,104

The accompanying notes are an integral part of these financial statements.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(audited)

	For the year ended		Inception
	December 31,		(March 29, 2006) to
	2013	2012	December 31, 2013

Revenue, net	$327,951	$-	$329,625
Cost of goods sold	(34,033)	-	(35,419)
Gross profit	293,918	-	294,206
Expenses:
Advertising and marketing	366,541	-	366,541
Depreciation	14,148	-	14,148
Executive compensation	351,218	15,000	377,472
General and administrative expenses	553,135	48,660	688,448
Management fees - related party	140,285	-	140,285
Professional fees	1,262,409	52,250	1,314,659
Salaries and wages	926,627	-	926,627
Total expenses	3,614,363	115,910	3,828,180
Loss before other expenses	(3,320,445)	(115,910)	(3,533,974)
Other expenses:
Interest expense	(118,748)	(12,515)	(131,263)
Loss on disposition of fixed assets	(28,307)	-	(28,307)
Total other expenses	(147,055)	(12,515)	(159,570)
Loss before provision for income taxes	(3,467,500)	(128,425)	(3,693,544)
Provision for income taxes	(50)	(50)	(340)
Net loss	$(3,467,550)	$(128,475)	$(3,693,884)

Weighted average number of common shares outstanding - basic	102,611,287	99,450,000
Net loss per share - basic	$(0.03)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

(audited)

										Deficit
		Common	Common	Common Stock	Preferred Stock	Preferred Stock	Preferred Stock			Accumulated	Total
	Common	Stock	Stock Owed	Subscription	Shares, Series A	Series A,	Series A, Owed	Warrants	Additional	During the	Stockholder
	Stock	Shares	but not Issued	Receivable	Issued	Issued	but not Issued	Issued	Paid-in Capital	Development Stage	Deficit
March 28, 2006
Founders shares issued for services $0.001 per share	$90,000	90,000,000	$-	$-	-	$-	$-	-	$-	$(80,000)	$10,000
April 7, 2006
Founders shares issued for cash $0.001 per share	2,250	2,250,000	-	-	-	-	-	-	2,750	-	5,000
September 8, 2006
Donated capital									5,000		5,000
Net loss										(14,690)	(14,690)
Balance, December 31, 2006	92,250	92,250,000	-	-	-	-	-	-	7,750	(94,690)	5,310
May 10, 2007
Issued for cash $0.05 per share	7,200	7,200,000							32,800		40,000
Net loss										(17,084)	(17,084)
Balance, December 31, 2007	99,450	99,450,000	-	-	-	-	-	-	40,550	(111,774)	28,226
Net loss										(28,720)	(28,720)
Balance, December 31, 2008	99,450	99,450,000	-	-	-	-	-	-	40,550	(140,494)	(494)
Donated capital									5,200		5,200
Net loss										(9,667)	(9,667)
Balance, December 31, 2009	99,450	99,450,000	-	-	-	-	-	-	45,750	(150,161)	(4,961)
Donated capital									11,200		11,200
Net loss										(11,575)	(11,575)
Balance, December 31, 2010	99,450	99,450,000	-	-	-	-	-	-	56,950	(161,736)	(5,336)
Donated capital									14,000		14,000
Net loss										(16,123)	(16,123)
Balance, December 31, 2011	99,450	99,450,000	-	-	-	-	-	-	70,950	(177,859)	(7,459)
Donated capital									7,450		7,450
Series A Preferred Stock owed but not issued, value							927		370,073		371,000
Common Stock owed but not issued, value			119						47,650		47,769
Net loss										(128,475)	(128,475)
Balance, December 31, 2012	99,450	99,450,000	119			-	927		496,123	(306,334)	290,285
Issuance of Common Stock owed but not issued at Dec 31, 2012	119	119,423	(119)								-
Preferred Shares owed but not Issued paid in 2013					927,500	927	(927)				-
Series A Preferred Stock purchased @ $ .40/sh					1,307,500	1,308			509,693		511,000
Series A Preferred Stock converted to common shares	2,235	2,235,000			(2,235,000)	(2,235)			-		-
Warrants issued to consultants for services								1,100,000	645,854		645,854
Warrants issued in connection with Note issuances								780,000	380,554		380,554
Note Payable discount									45,150		45,150
Common shares issued to employees for services @ $.40/sh	340	340,000							203,660		204,000
Common shares issued to consultants for services@ $.40/sh	330	330,000							251,670		252,000
Common shares issued @ $.40/sh	288	287,500							114,712		115,000
Common shares purchased @ $.40/sh but not issued			283	-					112,718		113,000
Common shares subscribed @ $0.40 per share but not paid	51	-		(20,400)					20,349		-
Common shares donated	5	5,000							-		5
Net loss										(3,467,550)	(3,467,550)
Balance, December 31, 2013	$102,818	102,766,923	$283	$(20,400)	-	$-	$-	1,880,000	$2,780,482	$(3,773,884)	$(910,701)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(audited)

	For the year ended December 31, 2013	For the year ended December 31, 2012	Inception (March 29, 2006) to December 31, 2013
Operating activities
Net loss	$(3,467,550)	$(128,475)	$(3,693,884)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services - related party	-	-	10,000
Changes in operating assets and liabilities:
Depreciation	14,148	-	14,148
Loss on disposition of fixed assets	28,307	-	28,307
non cash advertising & marketing expense	12,000	-	12,000
Gain on debt forgiveness	(7,250)	-	(7,250)
Interest expense due to discount amortization	90,037	-	90,037
Amortization of stock and warrants issued for prepaid expenses	1,089,854	-	1,089,854
Changes in operating assets and liabilities:			-
Decrease (increase) in deposits and prepaid expenses	29,800	(30,000)	(200)
Decrease (increase) in accounts receivable	-	-	-
Decrease (increase) in merchant reserves	-	-	-
Increase (decrease) in accounts payable	246,022	3,863	251,472
Increase (decrease) in accrued liabilities	158,230	-	158,230
Increase (decrease) in deferred revenue	-	-	-
Increase in accrued interest	21,987	-	21,987
Net cash used by operating activities	(1,784,416)	(154,612)	(2,025,300)
Investing activities
Purchase of fixed assets	(72,082)	-	(72,082)
Net cash provided by investing activities	(72,082)	-	(72,082)
Financing activities
Donated capital	-	7,450	42,850
Repayment of notes payable	(63,722)	-	(63,722)
Proceeds from notes payable	834,931	192,888	1,035,069
Repayment of notes payable - related parties	(215,698)	-	(215,698)
Proceeds from notes payable - related parties	285,905	-	285,905
Issuances of preferred stock	511,000	371,000	882,000
Issuances of common stock	228,007	-	273,007
Net cash provided by financing activities	1,580,423	571,338	2,239,411

Net increase (decrease) in cash	(276,075)	416,726	142,029
Cash - beginning of the year	418,104	1,378	-
Cash - end of the year	$142,029	$418,104	$142,029

The accompanying notes are an integral part of these financial statements.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows - (continued)

(audited)

	For the year ended December 31, 2013	For the year ended December 31, 2012	Inception (March 29, 2006) to December 31, 2013
Supplemental disclosures:
Interest paid	$4,455	$-	$4,455
Income taxes paid	$50	$50	340
Non-cash transactions
Warrants issued for services	$645,854	$-	$645,854
Warrants issued in connection with Notes payable	$380,554	$-	$380,554
Number of warrants issued in connection with Notes payable	780,000	-	780,000
Number of warrants issued for services	1,100,000	-	1,100,000
Number of shares issued for services	670,000	-	90,670,000
Number of shares issued for services-related party	-	-	10,000
Note payable converted to stock	$-	$47,769	$47,769
Number of shares owed but not issued	282,500	-	282,500
Number of shares owed but not issued for note conversion	-	119,423	119,423
Number of shares subscribed but not paid for	51,000	-	51,000

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

On December 27, 2012, the Company formed a wholly owned subsidiary, Choice One Mobile, Inc., under the laws of the State of Nevada.

On December 27, 2012, the Company formed a wholly owned subsidiary, PITOOEY! Mobile, Inc., under the laws of the State of Nevada.

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

On February 6, 2013, the Company formed a wholly owned subsidiary, Rockstar Digital, Inc., under the laws of the State of Nevada.

On October 31, 2013, the company, as part of its settlement agreement with the employees of Rockstar Digital (See Footnote 10 - Commitments and Contingencies), ceased operations of its wholly owned subsidiary, Rockstar Digital, Inc.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

For the year ended December 31, 2013, the consolidated financial statements include the accounts of PITOOEY! Inc., Choice One Mobile, Inc., PITOOEY! Mobile, Inc. and Rockstar Digital, Inc.  All significant intercompany balances and transactions have been eliminated.   PITOOEY!, Inc., Choice One Mobile, Inc., PITOOEY! Mobile, Inc. and Rockstar Digital, Inc. will be collectively referred herein to as the “Company”.

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

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Subscriptions receivable

Once the Company receives a firm commitment from an investor to provide either a loan or an equity investment the Company records that commitment as a subscription receivable and a credit to the related liability or equity account.  Subscription receivables for stock purchases are carried in the equity section.  Commitments are evidenced by signed Note or Stock Subscription agreements.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  During the years ended December 31, 2013 and 2012, there was no impairment necessary.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2013 and 2012.  Depreciation expense for the years ended December 31, 2013 and 2012 totaled $14,148 and $0, respectively.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

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

Merchant Reserves

The Company processes sales through a third-party credit card merchant processor.  A percentage of all sales is deducted and held by the merchant in a reserve account in the event of chargeback, refunds or customer voids.  As of December 31, 2013 and 2012, there was $0 and $0 held in the merchant reserve account, respectively.

Cost of Revenue

The Company’s cost of revenue primarily consists of credit card processing fees, direct labor installation costs and client-specific dedicated Internet service costs.

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the year ended December 31, 2013 and 2012, advertising and marketing costs were $366,541 and $0, respectively.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Loss per common share

Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year.

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

All values for the Company are based on Level 1 observations.

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

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 21, 2014, and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of ($3,773,884) as of December 31, 2013, and had net sales of $327,951 during the year ended December 31, 2013.

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

Note 4 - Notes Receivable

Subscriptions receivable consist of receivables for commitments to invest for one Debenture purchase which had been committed to but not paid for as of December 31, 2013.  See Note 15 - Subsequent Events for more detail.

Detail on subscriptions receivable is as follows:

Notes Receivable	2013	2012

Note payable	$75,000	$--

Total notes receivable	$75,000	$--

This Note was non interest bearing.

Note 5 - Fixed Assets

Fixed assets consisted of the following at:

	December 31,
	2013	2012
Computer equipment	$29,778	$--
Furniture and equipment	13,997	--
Fixed assets, total	43,775	--
Less: accumulated depreciation	(14,148)	--
Fixed assets, net	$29,627	$--

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 5 - Fixed Assets (continued)

Depreciation expenses for the years ended December 31, 2013 and 2012 were $14,148 and $0, respectively.

The Company distributed assets totaling $28,307 to employees of Rockstar Digital as part of its shutdown of that entity.  See Note 14 - Agreements for additional discussion regarding this agreement.

Note 6 - Deferred Revenue

As of December 31, 2013 and December 31, 2012, the Company had $0 and $0 in deferred revenue related to projects paid in advance of fulfillment.

Note 7 - Prepaid expenses and deposits

On December 27, 2012, the Company entered into a professional service agreement with the Company’s CEO for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000. The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred. As of December 31, 2013 and December 31, 2012, the balance in prepaid expenses for this transaction was $0 and $30,000.

On June 24, 2013, the Company issued 250,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $100,000.  The services are to be performed for a period of 6 months from the date of issuance.  The Company recorded Prepaid Stock Compensation in the amount of $100,000 related to the common stock issued for prepaid services.  On December 18, 2013 the Company reached an agreement with this entity that resulted in cancelation of all shares previously issued.  Consequently, as of December 31, 2013, the Company had reversed all previous accrued entries to Prepaid Stock Compensation, professional expense and equity.

On July 8, 2013, the Company issued 1,000,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $400,000. The services are to be performed for a period of 6 months from the date of issuance. The Company recorded Prepaid Stock Compensation in the amount of $400,000 related to the common stock issued for prepaid services. On December 18, 2013 the Company reached an agreement with this entity that resulted in cancelation of all shares previously issued.  Consequently, as of December 31, 2013, the Company had reversed all previous accrued entries to Prepaid Stock Compensation, professional expense and equity.

Note 8 - Accrued Liabilities

Accrued liabilities as of December 31, 2013 and December 31, 2012 consisted of:

	Year ended December 31,
	2013	2012
Accrued payroll	$47,662	$--
Accrued payroll taxes	61,334	--
Executive compensation	38,000	--
Deferred rent	11,273	--
Accrued interest	21,987	--
	$180,217	$--

Note 9 - Debt and Interest Expense

Through December 31, 2012, a non-affiliated third-party loaned the Company an aggregate of $7,250 in cash.  The note bears no interest and is due upon demand.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 9 - Debt and Interest Expense (continued)

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $15,254.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert the entire principal balance of $15,254, as well as $1,107 of interest accrued thereupon, to date, into 40,904 shares of common stock.  As of December 31, 2012, the principle balance owed on this loan is $0.  See Note 12 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $82,373.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert a portion of the principal balance in the amount of $20,000, as well as $5,981 of interest accrued thereupon, to date, into 64,952 shares of common stock.  In January 2013, the Company repaid the note, in full.  As of December 31, 2013 and December 31, 2012, the principle balance owed on this loan was $0 and $62,373, respectively.  See Note 12 - Stockholders’ Equity for additional information.

On April 10, 2012, the Company issued a Promissory Note to one non-affiliated entity in the amount of $74,746.  The loan is due and payable in full on the earlier of April 9, 2013 or at the closing of a private placement offering that nets us a minimum of $2,000,000 in financing.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2012, the lender agreed to convert $5,427 of interest accrued thereupon, to date, into 13,567 shares of common stock.  In January 2013, the Company repaid the note, in full.  As of December 31, 2013 and December 31, 2012, the principle balance owed on this loan was $0 and $74,746, respectively.  See Note 12 - Stockholders’ Equity for additional information.

On July 25, 2012, the Company entered into an Intellectual Property Assignment Agreement.  (See note 11 to the financial statements for details concerning the Agreement).  In accordance with the terms and conditions contained therein, the Company has agreed to pay the Seller $8,000 in two installments:

1.

The first payment of $4,000 was due July 25, 2013, the first anniversary date of the Agreement, and is considered a current note payable.

2.

The second and final payment of $4,000 was due July 25, 2014, the second anniversary date of the Agreement and is considered a current note payable.

The Company has since decided not to complete the purchase of this intellectual property and has not yet decided to make payments against this Note.  The Company does not own this intellectual property and is delinquent on payment of this Note.

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000. This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each Debenture is issued until paid.  As of December 31, 2013, the principle balance owed on this loan is $439,316 plus accrued interest.  During the year ended December 31, 2013, a total of $16,432 has been recorded as interest expense.  In connection with the April 29, 2013 Agreement and as modified by the December 2, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $25,000,000 of the Company’ common stock.  As of the date of these financial statements, no shares of common stock have been issued pursuant to the Agreement.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 9 - Debt and Interest Expense (continued)

Convertible promissory notes issued to third parties:

				Note	2013	2013
Note	Issuance	Maturity	Interest	Balance	Interest	Prepayment	Discount
Amount	Date	Date	Rate	12/31/13	Expense	Penalty	Amount
42,500	6/19/13	3/21/14	8%	-	1,700	13,119	17,850
32,500	8/19/13	5/21/14	8%	32,500	955	-	13,650
32,500	10/7/13	7/9/14	8%	32,500	605	-	13,650

The convertible loans and accrued interest are due and payable in full on the maturity date.  The notes are convertible into shares of the Company’s par value common stock at the later of (a) maturity or (b) prepayment prior to the maturity date at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date.  Resultantly, a discount of 42% of the face value of the Note was attributed to the beneficial conversion feature of the note, which amounts are being amortized over the maturity periods.  As of December 31, 2013, a total of $28,720 has been amortized and recorded as interest expense, leaving a balance of $16,430 in discounts related to the beneficial conversion feature of these notes.

Debentures with warrants attached issued to third parties:

				Note	Warrant		Note	2013
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise	Balance	Interest
Amount	Date	Rate	Attached	Date	Date	Price	12/31/13	Expense
10,000	7/22/13	8%	20,000	7/22/14	7/22/16	0.50	10,000	355
30,000	7/23/13	8%	60,000	7/23/14	7/23/16	0.50	30,000	1,059
100,000	7/29/13	8%	200,000	7/29/14	7/29/16	0.50	100,000	3,397
20,000	9/11/13	15%	40,000	9/11/14	9/11/16	0.50	20,000	912
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	745
10,000	10/24/13	20%	20,000	10/24/14	10/24/16	0.50	10,000	373
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	745
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	745
10,000	11/20/13	20%	20,000	11/20/14	11/20/16	0.50	10,000	225
75,000	12/30/13	8%	150,000	12/30/14	12/30/16	0.50	75,000	16
75,000	12/30/13	8%	150,000	12/30/14	12/30/16	0.50	75,000	17

As of December 31, 2013, the principle balance owed on these loans is $390,000. Based on a valuation of the warrants using the Black-Sholes method, a discount of $380,554 was attributed to the warrants being given in return for loans, which amount is being amortized over the respective twelve month maturity periods of the Notes.  As of December 31, 2013, a total of $61,316 has been amortized and recorded as interest expense, leaving a balance of $319,238 in discounts related to the attached warrants.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 9 - Debt and Interest Expense (continued)

Noninterest-bearing promissory notes issued to related parties:

			Note
Note	Issuance	Maturity	Balance
Amount	Date	Date	12/31/13
136,363	various	on demand	74,315
12,323	various	on demand	12,323
35,434	various	on demand	23,329
6,231	various	on demand	6,231
15,000	various	on demand	-

Other promissory notes issued:

				Note	2013
Note	Issuance	Maturity	Interest	Balance	Interest
Amount	Date	Date	Rate	12/31/13	Expense
15,000	3/18/13	5/15/13	8%	-	138
12,500*	3/21/13	4/21/13	8%	-	19
50,000**	4/8/13	5/31/14	10%	28,778	3,671

* Shareholder

** Shareholder - payments of principle and interest due at the end of each month

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

During the year ended December 31, 2013, the Company issued Promissory Notes to two directors of the Company in the aggregate of $171,797.  The notes are due on demand and bear no interest.  As of December 31, 2013, the Company repaid $61,830 of the notes and the remaining principal balance outstanding is $109,967.

During the year ended December 31, 2013, two of the Company’s officers have been deferring salaries earned.  As of December 31, 2013, the Company has accrued executive compensation to these two officers totaling $38,000.

Note 10 - Commitments and Contingencies

Office Facility Lease - The Company leases its office facility under an operating lease agreement that expires May 31, 2016.  The Company recognizes rent expense on a straight-line basis over the lease period.

Equipment Lease - The Company has leases on two pieces of equipment under an operating lease that expires April 28, 2016.  The Company recognizes rent expense on a straight-line basis over the lease period.

Rental expense was $86,573 for the year ended December 31, 2013 and $0 for the same period ended December 31, 2012.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 10 - Commitments and Contingencies (continued)

The Company’s minimum payments under non-cancelable operating leases for equipment and office space having initial terms in excess of one year are as follows at December 31, 2013:

Year Ending	Operating
December 31,	Leases
2014	$63,600
2015	63,600
2016	26,200
Thereafter	0
Total minimum lease payments	$153,400

On March 18, 2013, the Company received a lawsuit brought by a former employee who claimed wrongful discharge and requesting payment of $282,692 in base salary and payment for 3,975,000 shares of the Company’s common stock that he was awarded as part of his employment agreement.  The Company is attempting to recover these shares based on its determination that the employee was terminated for cause. On December 23, 2013, the company commenced litigation against the claimant for defamation, intentional interference with prospective business relations, misappropriation of trade secrets, civil conspiracy, and seeking an injunction against harassment.  The claimant responded to the complaint by filing a motion to dismiss dated March 17, 2014.  Although the claimant has made no formal, legal claims against the company, it is anticipated that he may make one or more of his previously-threatened claims as a counterclaim in the case.  To the extent the claims are based on his previous allegations, the company views them as frivolous and unsupported and, therefore, has made no accrual provisions for potential losses.

On October 31, 2013, the Company entered into a settlement agreement with certain former employees to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar.  In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar.  . The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees.  The Company estimated this liability at $30,000 which they have recorded in accrued liabilities.

Note 11 - Income Taxes

For the years ended December 31, 2013 and 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2013 and 2012, the Company had approximately $3,682,260 and $227,677 of federal net operating losses, respectively. At December 31, 2013 and 2012, the Company had approximately $3,650,486 and $212,987 of state net operating losses, respectively. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2027. The state net operating loss carryforwards, have started to expire. The provision for income taxes consisted of the following components for the years ended December 31:

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 11 - Income Taxes (continued)

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$1,419,890	$87,207
Valuation allowance	(1,419,890)	(87,207)
Total deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2013	2012
Federal statutory tax rate	(34.0%)	(34.0%)
State statutory tax rate	(6.97%)	(6.97%)
Permanent difference and other	34.0%	34.0%

Note 12 - Stockholders’ Equity

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

Note 12 - Stockholders’ Equity (continued)

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

From January 1, 2013 through March 31, 2013, the Company sold 1,277,500 shares of its Series A Preferred Stock for total proceeds of $511,000.

On February 7, 2013, in connection with the effective date of the Company’s Certificate of Change to increase the authorized capital of the Company, all shares of the Company’s Series A Preferred Stock were authorized to be automatically converted into common shares.  Between March 27, 2013 and June 11, 2013, 2,235,000 shares of the Company’s preferred stock were converted into common stock.

On April 4, 2013, the Company issued 30,000 shares of its common stock to two individuals for advertising and marketing services rendered, valued at $12,000.  The value of these shares was expensed to advertising and marketing expense in 2013.

On June 11, 2013, the Company issued 340,000 shares of its common stock to various employees of the Company, as incentive compensation valued at $204,000.  The value of these shares was expensed to salary expense in 2013.

On June 24, 2013, the Company issued 250,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $100,000.  These shares were canceled on December 18, 2013 based on a negotiated settlement.  As a result, neither advertising and marketing expense, prepaid stock compensation, nor equity have been affected as of December 31, 2013.

From April 1, 2013 to December 31, 2013, the Company sold 621,000 shares of its common stock for aggregate cash proceeds of $228,007.  As of December 31, 2013, 282,500 shares of common stock were subscribed and paid for, but not yet issued; resultantly, the Company recorded $283 as common stock owed but not issued.  Additionally, as of December 31, 2013, 51,000 shares were subscribed but not paid for.

On July 8, 2013, the Company issued 1,000,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $400,000.  The services are to be performed for a period of 6 months from the date of issuance.  The Company recorded Prepaid Stock Compensation in the amount of $400,000 related to the common stock issued for prepaid services. These shares were canceled on December 18, 2013 based on a negotiated settlement.  As a result, neither advertising and marketing expense, prepaid stock compensation, nor equity have been affected as of December 31, 2013.

On October 20, 2013, the Company issued 300,000 shares of its common stock to one entity, in exchange for prepaid application development services valued at $240,000.  The services are to be performed for a period of 3 months from the date of issuance.  The Company recorded Professional Fees expense in the amount of $240,000 related to the common stock issued for prepaid services.

Note 13 - Warrants and Options

As of December 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 13 - Warrants and Options (continued)

A summary of warrant activity follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at December 31, 2011	-	-
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2012	-	-
Granted	1,880,000	$ 0.99
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2013	1,880,000	$ 0.99
Warrants exercisable at December 31, 2012	-	-
Warrants exercisable at December 31, 2013	1,880,000	$ 0.99

Warrants issued in 2013:

	Consulting	Debenture	Warrant
Issuance	Agreement	Associated	Expiration	Exercise
Date	Warrants	Warrants	Date	Price
2/24/13	100,000		2/24/15	1.75
2/26/13	1,000,000		2/26/15	1.30
7/22/13	-	20,000	7/22/16	0.50
7/23/13	-	60,000	7/23/16	0.50
7/29/13	-	200,000	7/29/16	0.50
9/11/13	-	40,000	9/11/16	0.50
10/24/13	-	40,000	10/24/16	0.50
10/24/13	-	20,000	10/24/16	0.50
10/24/13	-	40,000	10/24/16	0.50
10/24/13	-	40,000	10/24/16	0.50
11/20/13	-	20,000	11/20/16	0.50
12/30/13	-	150,000	12/30/16	0.50
12/30/13	-	150,000	12/30/16	0.50
Totals	1,100,000	780,000

See “Note 14 - Agreements” for additional discussion regarding the Letter of Agreement for warrants issued in connection with consulting agreements.

See “Note 9 - Debt and Interest Expense” for additional discussion regarding warrants issued in connection with debenture issuances.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 13 - Warrants and Options (continued)

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2013.  There were no warrants outstanding at December 31, 2012:

	WARRANTS OUTSTANDING
		Weighted-Average
	Number of	Remaining	Weighted-
Range of	Shares	Contractual	Average
Exercise Price	Outstanding	Life in Years	Exercise Price
$ 0.50 - $1.75	1,880,000	1.50	$0.99
	1,880,000	1.50	$0.99

The following tables summarize information about warrants outstanding and exercisable at December 31, 2013:

	WARRANTS EXERCISABLE
	Number of	Weighted-
Range of	Shares	Average
Exercise Price	Exercisable	Exercise Price
$ 0.50 - $1.75	1,880,000	$1.03
	1,880,000	$1.03

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

Note 14 - Agreements

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

3.

The balance of $8,000 was to be paid in two installments: $4,000 upon the first anniversary date of the July IP Agreement and $4,000 upon the second anniversary date of the July IP Agreement.

The Company has since decided not to complete the purchase of this intellectual property and has not yet decided to make payments against this Note.  The Company does not own this intellectual property and is delinquent on payment of this Note.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 14 - Agreements (continued)

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

On December 27, 2012, the Company entered into a professional service agreement with its CEO for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of December 31, 2013 and December 31, 2012, the balance in prepaid expenses was $200 and $30,000. Expenses reimbursed totaled $140,285 which was comprised of payroll expense ($34,175), rent ($39,500), advertising and marketing ($5,000) and consulting ($61,610).  This agreement was terminated as of December 31, 2013.

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar will specialize in internet branding through social media marketing, mobile marketing and iPhone® app development Company. On October 31, 2013, in concert with the Rockstar settlement terminated operations in Rockstar and relinquished ownership to its employees).

On February 24, 2013, the Company entered into a contract with a third party consulting firm.  As compensation therefor, the Company paid an initial fee of $4,750 for services rendered and is obligated to pay $3,000 per month for the next 11 months thereafter.  In addition, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  On December 18, 2013 See Note 8 - Prepaid Expenses and Deposits for additional discussion regarding the Prepaid Stock Compensation.  See Note 13 - Warrants and Options for additional discussion regarding the warrants.

On February 26, 2013, the Company entered into a Letter of Agreement with a third party consulting firm.  In exchange for certain consulting services, the Company is obligated to pay a total of $42,500, of which $30,000 was prepaid for services to be rendered and balance of $12,500 will be due upon completion of such services to be rendered.  As additional compensation, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share.  See Note 13 - Warrants and Options for additional discussion regarding the warrants.

On October 20, 2013, the Company entered into a Letter of Agreement with a third party consulting firm.  In exchange for certain consulting services, the Company is obligated to pay a total of $42,500, of which $30,000 was prepaid for services to be rendered and balance of $12,500 will be due upon completion of such services to be rendered.  As additional compensation, the Company issued 300,000 shares of the Company’s common stock.  See Note 7 - Prepaid Expenses and Deposits for additional discussion regarding the Prepaid Stock Compensation.  See Note 12 - Stockholders’ Equity for additional discussion regarding the stock issuance.

On October 31, 2013, the Company entered into a settlement agreement with certain former employees to pay certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar.  In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar.  The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees.  The Company estimated this liability at $30,000 which they have recorded in accrued liabilities.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 15 - Related Party Transactions

Since the inception of the Company, the founding shareholder, who is a shareholder, officer and director of the Company, donated cash to the Company in the aggregate amount of $42,850.  This amount has been donated to the Company and is not expected to be repaid and is considered additional paid-in capital.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Choice One Solutions, Inc., a Nevada corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to social media marketing.  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 14 - Agreements for additional information.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Mobile Caviar, LLC, an Arizona limited liability corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to mobile media marketing.  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 14 - Agreements for additional information.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement by and between the Company and Lynn Cole Capital Corp., an Arizona corporation owned and controlled by a related-party, whereby the Company acquired research and development expenses related to the text messaging platform called “PITOOEY!”  In exchange, the Company agreed to pay the Seller an aggregate of $5,000 in cash.  See Note 14 - Agreements for additional information.

On December 27, 2012, the Company entered into a professional service agreement with its CEO for use of client services staff, administrative support and office space and equipment, for which the Company paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to the Company as incurred.  As of December 31, 2013 and December 31, 2012, the balance in prepaid expenses was $200 and $30,000. Expenses reimbursed totaled $140,285 which was comprised of payroll expense ($34,175), rent ($39,500), advertising and marketing ($5,000) and consulting ($61,610).  This agreement was terminated as of December 31, 2013.

On March 21, 2013, the Company issued a Promissory Note to an entity owned and controlled by a shareholder in the amount of $12,500.  The loan is due and payable in full on April 21, 2013.  The loan bears an interest rate of 8% per annum, payable on maturity.  On March 28, 2013, the entire principal balance and $19 of interest accrued thereupon was paid by an officer and director on behalf of the company.  As of December 31, 2013, the principle balance owed on this loan is $0.

During the year ended December 31, 2013, the Company issued Promissory Notes to a shareholder of the Company in the aggregate of $6,231.  The notes are due on demand and bear no interest.  As of December 31, 2013, the remaining principal balance outstanding is $6,231.

During the year ended December 31, 2013, the Company issued Promissory Notes to two directors of the Company in the aggregate of $171,797.  The notes are due on demand and bear no interest.  As of December 31, 2013, the Company repaid $61,830 of the notes and the remaining principal balance outstanding is $109,967.

During the year ended December 31, 2013, two of the Company’s officers have been deferring salaries earned.  As of December 31, 2013, the Company has accrued executive compensation to these two officers totaling $38,000.

PITOOEY!, INC.

(formerly White Dental Supply, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 16 - Subsequent Events

The following debentures, with warrants attached, were issued to third parties:

				Warrant		Note
Note	Issuance	Interest	Warrants	Expiration	Exercise	Due
Amount	Date	Rate	Attached	Date	Price	Date
2,500	2/24/14	8%	5,000	2/24/17	0.50	2/24/15
2,500	2/24/14	8%	5,000	2/24/17	0.50	2/24/15
10,000	3/18/14	8%	20,000	3/18/17	0.50	3/18/15

On January 3, 2014, the Company issued a Note payable for $75,000 which had been subscribed to on December 30, 2013.  See Note 8 - Debt and Interest Expense for more detail.

On January 15, 2014, the Company issued 220,000 shares of Common Stock to shareholders who had purchased such in December, 2013.  Additionally, 51,000 shares were issued for shares subscribed as of December 31, 2013 but not yet paid for aggregate proceeds of $20,400.

On February 24, 2014, consistent with the terms of the April 29, 2013 Investment Agreement (See Note 8 - Debt and Interest Expense), the Company issued a Promissory Note to an investor for $40,164.  This debenture accrues interest at a rate of 8% per year from the date the debenture is issued until paid.  As of the report date, the principle balance owed on this loan is $479,400.

During the month of March, 2014, the Company sold 75,000 shares of its common stock at a price of $0.40 per share for aggregate cash proceeds of $30,000 to three individuals.  The common shares for these purchases were not issued as of the report date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 7, 2014, our auditing firm, Weaver Martin and Samyn, LLC (“former auditor”), resigned from the engagement.  We have confirmed with the SEC that there were no disagreements between the Company and the former auditor and that the Company had not consulted any other firms during the entire duration of the Company’s engagement of the former auditor.  On February 13, 2014, the Company engaged BF Borgers CPA PC to perform the audit of its 2013 financial statements.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2013:

1)

Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)

Management did not identify accounting issues and implement appropriate solutions for several technical accounting issues.

3)

Bank reconciliations were not reviewed or approved and responsibilities were not adequately segregated in the area of cash receipts and cash disbursements;

4)

Journal entries were not reviewed or approved before being entered into the general ledger;

5)

The Company had not effectively implemented comprehensive entity-level internal controls;

6)

The Company did not adequately segregate duties within the accounting department due to an insufficient number of staff;

7)

Management failed to implement and monitor appropriate safeguards in relation to fixed assets and cash;

8)

The Company does not have policies and procedures in place to ensure timely recording of its transactions in accordance with generally accepted accounting principles;

9)

The Company does not have proper oversight over management and employees.

Management's Remediation Initiatives

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2013, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The name and age of our director and executive officer and his position is as follows:

Name	Age	Position
Jacob DiMartino	34	Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Jacob DiMartino, Chief Executive Officer and Director, began his career in 1998 at the age of 18 with a startup company Phase 2 Solutions in Scottsdale Arizona.  Jacob started as an inside sales rep for the company and moved up the ranks to Sales Manager within his first 90 days. In 2000 he was promoted to Project Manager. With this promotion Jacob managed Phase 2 Solutions’ largest account which was World Com. Jacob earned several company awards and achievements over his 6 years with Phase 2 solutions. In 2004, Jacob moved to Los Angeles to pursue an acting and modeling career. Returning to Phoenix, he founded Choice One Solutions - Social Media Marketing in 2011. In its first full year of business Choice One Solutions exceeded $1.2 million in sales. Mr. DiMartino is continuing the growth of Choice One Solutions thru his affiliate partners and relationships he has established.

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

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. The Company have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee and Financial Expert

The Company does not have an Audit Committee. The Company’s directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

The Company has no financial expert. The Company believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of its start-up operations, The Company believes the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, believe that as of the date of this filing they were all current in their filings.

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

The Company has not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

The Company’s decision to not adopt such a code of ethics results from our having a small management for the Company.  The Company believes that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

The Company does not have a Nominating Committee or Nominating Committee Charter. The Company’s directors perform the functions associated with a Nominating Committee. The Company has elected not to have a Nominating Committee in that the Company is a development stage company.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2012, The Company received no recommendation for Directors from our stockholders.

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

Summary Compensation Table
							Non-qualified	All Other
						Non-Equity	Deferred	Other
Name and				Stock	Option	Incentive Plan	Compensation	Compen-
Principle		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jacob DiMartino (1)	2013	87,560	-	-	-	-	-	-	87,560
CEO

Patrick Deparini (2)	2013	69,624	-	-	-	-	-	-	69,624
CFO

(1) Actual cash payments totaled 65,560

(2) Actual cash payments totaled 53,624.  Deparini resigned as CFO and Director on January 31, 2014

Directors' Compensation

The Company’s directors are not entitled to receive compensation for services rendered to it, or for each meeting attended except for reimbursement of out-of-pocket expenses.  The Company has no formal or informal arrangements or agreements to compensate its directors for services provided as directors of the company.

Employment Contracts and Officers' Compensation

The Company has no employment or other agreement for services with any of its officers, directors or employees.  Since its incorporation, The Company has paid a total of $16,254 in executive compensation expense to its executive officers for services rendered in the form of our common stock in lieu of cash.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement is expected to be executed.  The Company does not currently have plans to pay any compensation until such time as it is cash flow positive.

Stock Option Plan and Other Long-term Incentive Plan

The Company currently does not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•

A breach of a director ’ s duty of loyalty to us or our stockholders;

•

Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

•

A transaction from which a director received an improper benefit; or

•

An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, The Company has been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Director Independence

The Company currently does not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Quotation Board (“OTCQB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

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

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Jacob DiMartino, Chief Executive Officer, Chief Financial Officer and Director	27,149,500	26.4%

	Officers and Directors as a Group (1 person)	27,149,500	26.4%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In March 2006, The Company issued 90,000,000 shares of $0.001 par value common stock to Nancy White, its founder and former officer and director, in exchange for services performed valued at $10,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

Also in March 2006, The Company issued 2,250,000 shares of $0.001 par value common stock to Nancy White, in exchange for cash in the amount of $5,000.

Since the inception of the Company to December 31, 2012, Ms. White donated cash in the amount of $42,850.  This amount is considered donated and is not expected to be repaid.

On December 24, 2012, The Company entered into and closed an Intellectual Property Assignment Agreement with Choice One Solutions, Inc.  In accordance with the COS Agreement, the Company acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to social media marketing.  In exchange for the COS Assets, the Company agreed to pay COS an aggregate of $5,000 in cash.

On December 24, 2012, the Company entered into and closed an Intellectual Property Assignment Agreement with Mobile Caviar, LLC.  In accordance with the MC Agreement, acquired research and development expenses related to certain information, ideas, know-how, concepts, techniques, systems, processes, procedures, methods and Internet domain addresses involving or relating to mobile media marketing.  In exchange for the MC Assets, the Company agreed to pay MC an aggregate of $5,000 in cash.

On December 24, 2012, entered into and closed an Intellectual Property Assignment Agreement with Lynn Cole Capital Corp.  In accordance with the LCC Agreement, the Company acquired research and development expenses related to certain rights, title and interest in and to all intellectual property related to the text messaging platform called “PITOOEY! TM.”  In exchange for the LCC Assets, the Company agreed to pay LCC an aggregate of $5,000 in cash.

On December 27, 2012, the Company entered into a professional service agreement with an entity materially owned and controlled by Jacob DiMartino, our CEO, for use of client services staff, administrative support and office space and equipment, for which it paid a retainer of $30,000.  The retainer will be expensed at the sole discretion of the service firm and all ongoing expenses will be billed to us as incurred.  During the year ended December 31, 2012, the Company did not recognize any expenses related to this agreement.  During the year ended December 31, 2013 the company recognized $140,285 in expenses.  This agreement was terminated as of December 31, 2013.

Promoters and Certain Control Persons

The Company did not have any promoters at any time since its inception.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2013	2012

Audit fees *	$19,500	$12,250
Audit-related fees	-	-
Tax fees	325	325
All other fees	-	-

Total fees	$19,825	$12,575

* Expenses related to former auditor.

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
(Registrant)

By: /s/ Jacob DiMartino
Jacob DiMartino, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer,	April 7, 2014
Jacob DiMartino	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

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