Form 10-Q
period 2014-03-31
PITOOEY!, INC.
filed 2014-05-14
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

Commission File Number 000-53991

PITOOEY!, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4622782 (I.R.S. Employer Identification No.)

15685 N. Cave Creek Rd,, Suite 101,

Scottsdale, Arizona 85032

(844) 748-6639

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	103,037,923 shares
(Class)	(Outstanding as at May 14, 2014)

PITOOEY!, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2013, Annual Report on Form 10-K, previously filed with the Commission on April 14, 2014.

PITOOEY!, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$1	$142,029
Notes receivable	—	75,000
Deposits and prepaid expenses	200	200
Total current assets	201	217,229

Fixed assets:
Total fixed assets, net	26,118	29,627

Total assets	$26,320	$246,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$218,070	$251,473
Accrued liabilities	207,443	180,217
Notes payable, net of discount of $179,540 and $234,185, respectively	716,278	616,023
Notes payable - related parties, net of discount of $77,020 and 101,482, respectively	122,239	109,844
Total current liabilities	1,264,030	1,157,557

Total liabilities	1,264,030	1,157,557

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Balance Sheets-continued

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)

Stockholders’ equity
Preferred stock:
Preferred stock, $0.001 par value, 80,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively		—
Preferred stock, Series A $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of
December 31, 2013 and December 31, 2012, respectively		—
Preferred stock, Series A owed but not issued, 0 and 927,500 shares
as of December 31, 2013 and December 31, 2012, respectively		—
Common stock:
Common stock, $0.001 par value, 400,000,000 shares authorized,
102,726,923 and 99,450,000 shares issued and outstanding as of
December 31, 2013 and December 31, 2012, respectively	103,039	102,818
Common stock, owed but not issued, 282,500 and 119,423 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	155	283
Stock Subscribed		(20,400)
Additional paid-in capital	2,853,294	2,780,482
Accumulated deficit	(4,194,197)	(3,773,884)
Total stockholders’ equity	(1,237,710)	(910,701)

Total liabilities and stockholders’ equity	$26,320	$246,856

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2014	2013

Revenue, net	$44,073	$52,622
Cost of goods sold	(38,511)	(5,735)

Gross profit	5,562	46,887

Expenses:
Advertising and marketing	6,116	139,366
Depreciation	3,510	2,455
Executive compensation	34,200	109,804
General and administrative expenses	113,821	183,543
Management fees - related party	—	272,287
Professional fees	35,733	121,564
Salaries and wages	69,671	189,212
Total expenses	263,051	1,018,231

Loss before other expenses	(257,489)	(971,344)

Other expenses:
Interest expense	(164,369)	(19)
Debt Foregivenss	1,086	-
Other Income (expense)	457	1
Total other expenses	(162,825)	(18)

Loss before provision for income taxes	(420,314)	(971,362)

Provision for income taxes	—	-

Net loss	$(420,314)	$(971,362)

Weighted average number of	102,995,767	100,695,641
common shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2014	2013
Operating activities
Net loss	$(420,314)	$(971,362)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	3,509	2,455
Debt forgiveness	1,086	—
Interest expense due to discount amortization	126,867	—
Amortization of stock and warrants issued for prepaid expenses	—	64,310
Changes in operating assets and liabilities:
Decrease (increase) in deposits and prepaid expenses	—	(10,782)
Decrease (increase) in accounts receivable	—	(10,498)
Decrease (increase) in merchant reserves	—	—
Increase (decrease) in accounts payable	(33,403)	119,374
Increase (decrease) in accrued liabilities	(11,362)	—
Increase (decrease) in deferred revenue	—	10,000
Increase in accrued interest	37,502	—
Net cash used by operating activities	(296,115)	(796,503)

Investing activities:
Purchase of fixed assets	(0)	(56,910)
Net cash provided by investing activities	(0)	(56,910)

Financing activities:
Proceeds from Note receivable	75,000	—
Repayment of notes payable	(37,911)	(137,069)
Proceeds from notes payable	71,665	15,000
Repayment of notes payable - related parties	(14,567)	—
Proceeds from notes payable - related parties	2,500	57,946
Proceeds from stock subscription receivables	20,400	—
Issuances of common stock	37,000	511,000
Net cash provided by financing activities	154,088	446,877

Net increase (decrease) in cash	(142,028)	(406,536)
Cash - beginning of the period	142,029	418,104
Cash - ending of the period	$1	$11,568

Supplemental disclosures:
Interest paid	$13,253	$—
Income taxes paid	$—	$—

Non-cash transactions
Warrants issued for services	$—	$697,045
Number of warrants issued in connection with Notes payable	90,000	—
Number of warrants issued for services	—	1,100,000

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

On October 31, 2013, the Company, as part of its settlement agreement with the employees of Rockstar Digital (See Footnote 9 - Commitments and Contingencies), ceased operations of its wholly owned subsidiary, Rockstar Digital, Inc.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

For the periods ended in 2014, the consolidated financial statements include the accounts of PITOOEY! Inc., Choice One Mobile, Inc., and PITOOEY! Mobile, Inc. For the periods ended in 2013, the consolidated financial statements include the accounts of PITOOEY! Inc., Choice One Mobile, Inc., PITOOEY! Mobile, Inc. and Rockstar Digital, Inc. All significant intercompany balances and transactions have been eliminated. For 2014, PITOOEY!, Inc., Choice One Mobile, Inc., and PITOOEY! Mobile, Inc. will be collectively referred herein to as the “Company”. For 2013, PITOOEY!, Inc., Choice One Mobile, Inc., PITOOEY! Mobile, Inc. and Rockstar Digital, Inc. will be collectively referred herein to as the “Company”.

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

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

Subscriptions receivable

Once the Company receives a firm commitment from an investor to provide either a loan or an equity investment the Company records that commitment as a subscription receivable and a credit to the related liability or equity account. Subscription receivables for stock purchases are carried in the equity section. Subscription for Debentures are carried as Notes Receivable – current. Commitments are evidenced by signed Note or Stock Subscription agreements.

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 31, 2014, and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,194,197 as of March 31, 2014, and had net sales of $37,349 during the three months ended March 31, 2014.

 PITOOEY!, INC

Notes to Condensed Consolidated Financial Statements

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

Note 4 - Notes Receivable

Notes receivable consist of receivables for commitments to invest for one Debenture purchase which had been committed to but not paid for as of December 31, 2013.

Detail on notes receivable is as follows:

	March 31,	December 31,
Notes Receivable	2014	2013
		(audited)
Note payable	$—	$75,000

Total subscriptions receivable	$—	$75,000

This Note was non-interest bearing.

Note 5 - Fixed Assets

Fixed assets consisted of the following at:

	March 31,	December 31,
	2014	2013
		(audited)
Computer equipment	$29,779	$29,778
Furniture and equipment	13,997	13,997
Fixed assets, total	43,775	43,775
Less: accumulated depreciation	(17,657)	(14,148)
Fixed assets, net	$26,118	$29,627

Depreciation expenses for the three months ended March 31, 2014 and 2013 were $1,086 and $0, respectively.

Note 6 - Deferred Revenue

As of March 31, 2014 and December 31, 2013, the Company had $0 and $0 in deferred revenue related to projects paid in advance of fulfillment.

.

PITOOEY!, INC

Notes to Condensed Consolidated Financial Statements

Note 7 – Accrued Liabilities

Accrued liabilities as of March 31, 2014 and December 31, 2013 consisted of:

	March 31,	December 31,
	2014	2013
Accrued payroll	$56,722	$47,622
Accrued payroll taxes	50,000	61,334
Executive compensation	38,000	38,000
Accrued rent	10,971	—
Deferred rent	1,273	11,273
Accrued interest	46,236	21,987
Other	4,241	—
	$207,443	$180,217

Note 8 - Debt and Interest Expense

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000. This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each Debenture is issued until paid. As of December 31, 2013, the principal balance owed on this loan is $443,441 plus accrued interest. As of March 31, 2014, the principal balance owed on this loan is $472,441 plus accrued interest. During the quarter ended March 31, 2014, a total of $10,023 has been recorded as interest expense. In connection with the April 29, 2013 Agreement and as modified by the December 2, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $25,000,000 of the Company’s common stock. As of the date of these financial statements, no shares of common stock have been issued pursuant to the Agreement.

Notes issued under this Investment Agreement are:

				Note	2014
Note	Issuance	Maturity	Interest	Balance	Interest
Amount	Date	Date	Rate	3/31/14	Expense
3,000	3/11/14	3/11/15	8.0%	3,000	13
1,000	3/7/14	3/7/15	8.0%	1,000	5
20,000	2/28/14	2/28/15	8.0%	20,000	133
5,000	2/19/14	2/19/15	8.0%	5,000	44
443,431	4/29/13	4/29/14	8.0%	443,431	8,786
472,431				472,431	10,023

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

Convertible promissory notes issued to third parties:

				Note	2014	2014	Discount
Note	Issuance	Maturity	Interest	Balance	Interest	Prepayment	Amount
Amount	Date	Date	Rate	3/31/14	Expense	Penalty	3/31/14
32,500	8/19/13	5/21/14	8%	-	392	11,317
32,500	10/7/13	7/9/14	8%	32,500	650		6,018
65,000				32,500	1,042	11,317	6,018

The convertible loans and accrued interest are due and payable in full on the maturity date. The notes are convertible into shares of the Company’s par value common stock at the later of (a) maturity or (b) prepayment prior to the maturity date at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date. Resultantly, a discount of 42% of the face value of the Note was attributed to the beneficial conversion feature of the note, which amounts are being amortized over the maturity periods. As of December 31, 2013, a total of $28,720 has been amortized and recorded as interest expense, leaving a balance of $16,430 in discounts related to the beneficial conversion feature of these notes. As of March 31, 2014, a total of $39,132 has been amortized and recorded as interest expense, leaving a balance of $6,018 in discounts related to the beneficial conversion feature of these notes.

Debentures with warrants attached issued to third parties:

				Note	Warrant		Note	2014	Discount
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise	Balance	Interest	Net
Amount	Date	Rate	Attached	Date	Date	Price	3/31/14	Expense	3/31/14
2,500	2/24/14	8%	5,000	2/24/15	2/24/17	0.50	2,500	19	1,802
40,164	2/24/14	8%	80,000	2/24/15	2/24/17	0.50	40,164	308	28,857
75,000	12/30/13	8%	150,000	12/30/14	12/30/16	0.50	75,000	1,500	72,913
10,000	11/20/13	20%	20,000	11/20/14	11/20/16	0.50	10,000	500	6,257
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	1,000	9,125
10,000	10/24/13	20%	20,000	10/24/14	10/24/16	0.50	10,000	500	4,562
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	1,000	9,125
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	1,000	9,125
20,000	9/11/13	15%	40,000	9/11/14	9/11/16	0.50	20,000	750	6,139
100,000	7/29/13	8%	200,000	7/29/14	7/29/16	0.50	100,000	2,000	24,653
30,000	7/23/13	8%	60,000	7/23/14	7/23/16	0.50	30,000	600	6,982
347,664			695,000				347,664	9,177	179,540

As of March 31, 2014 and December 31, 2013, the principal balances owed on these loans is $347,664 and $305,000, respectively. Based on a valuation of the warrants using the Black-Sholes method, as of March 31, 2014 and December 31, 2013, discounts of $309,410 and $275,499, respectively, were attributed to the warrants being given in return for loans, which amount is being amortized over the respective twelve month maturity periods of the Notes. As of March 31, 2014 and December 31, 2013, a total of $129,870 and $57,743, respectively, has been amortized and recorded as interest expense, leaving a balance of $179,540 and $217,756, respectively, in discounts related to the attached warrants.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

Noninterest-bearing promissory notes issued to related parties:

			Note
Note	Issuance	Maturity	Balance
Amount	Date	Date	3/31/14
10,000	various	on demand	-
6,231	various	on demand	6,231
12,323	various	on demand	9,242
23,329	various	on demand	23,329
74,315	10/31/2013	on demand	72,956
126,198			111,759

Debentures with warrants attached issued to related parties:

				Note	Warrant		Note	2014	Discount
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise	Balance	Interest	Net
Amount	Date	Rate	Attached	Date	Date	Price	3/31/14	Expense	3/31/14
2,500	2/24/14	8%	5,000	2/24/15	2/24/17	0.50	2,500	19	1,802
75,000	12/30/13	8%	150,000	12/30/14	12/30/16	0.50	75,000	1,500	72,913
10,127	7/22/13	8%	20,000	7/22/14	7/22/16	0.50	10,000	200	2,305
87,627			175,000				87,500	1,719	77,020

As of March 31, 2014 and December 31, 2013, the principal balances owed on these loans is $87,500 and $85,000, respectively. Based on a valuation of the warrants using the Black-Sholes method, as of March 31, 2014 and December 31, 2013, discounts of $107,048 and $105,055, respectively, were attributed to the warrants being given in return for loans, which amount is being amortized over the respective twelve month maturity periods of the Notes. As of March 31, 2014 and December 31, 2013, a total of $30,028 and $3,573, respectively, has been amortized and recorded as interest expense, leaving a balance of $77,020 and $101,482, respectively, in discounts related to the attached warrants.

Other promissory notes issued:

				Note	2014
Note	Issuance	Maturity	Interest	Balance	Interest
Amount	Date	Date	Rate	3/31/14	Expense
50,000*	4/8/13	5/31/14	10%	23,367	672
8,000	various	2/28/13	0%	8,000	-
8,000				31,367

* Shareholder - payments of principal and interest due at the end of each month

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

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

For the quarter ended March 31, 2014 no executive salaries were deferred. During the year ended December 31, 2013, two of the Company’s officers had been deferring salaries earned. As of March 31, 2014 and December 31, 2013, the Company has accrued executive compensation to these two officers totaling $38,000.

Note 9 - Commitments and Contingencies

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

Rental expense was $17,753 for the three months ended March 31, 2014 and $25,765 for the same period ended March 31, 2013.

The Company’s minimum payments under non-cancelable operating leases for equipment and office space having initial terms in excess of one year are as follows at March 31, 2014:

Year Ending	Operating
December 31,	Leases
2014	$49,100
2015	49,100
2016	1,200
Thereafter	0
Total minimum lease payments	$99,400

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

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

Note 10 - Income Taxes

For the three months ended March 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2014 and December 31, 2013, the Company had approximately $1,573,817 and $1,419,890 of federal net operating losses, respectively. At March 31, 2014 and December 31, 2013, the Company had approximately $4,022,156 and $3,589,530 of state net operating losses, respectively. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2027. The state net operating loss carryforwards, have started to expire. The provision for income taxes consisted of the following components as of March31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$1,580,716	$1,419,890
Valuation allowance	(1,580,716)	(1,419,890)
Total deferred tax assets	$—	$—

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2014 and December 31, 2013, and recorded a full valuation allowance.

Reconciliation between the statutory and the effective rate is as follows:

	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%
State statutory tax rate	(6.97)%	(6.97)%
Permanent difference and other	34.0%	34.0%

Note 11 - Stockholders’ Equity

The Company is authorized to issue 400,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

In January, 2014, the Company issued 271,000 shares of its common stock that had been paid for as of December 31, 2013.

 PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 11 - Stockholders’ Equity (continued)

In January, 2014, the Company received $20,400 in Subscriptions Receivable for shares that were committed to be purchased as of December 31, 2013. Those shares have not been issued as of March 31, 2014.

In March, 2014, the Company sold 92,500 shares of common stock, at $0.40 per share, to four investors for $37,000. The shares have not been issued as of March 31, 2014.

Note 12 - Warrants and Options

Warrants issued in the quarter ended March 31, 2014:

	Debenture	Warrant
Issuance	Associated	Expiration	Exercise
Date	Warrants	Date	Price
2/24/14	5,000	2/24/17	0.50
2/24/14	5,000	2/24/17	0.50
2/24/14	80,000	2/24/17	0.50
	90,000

See “Note 8 - Debt and Interest Expense” for additional discussion regarding warrants issued in connection with debenture issuances.

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2014.

		WARRANTS OUTSTANDING
		Weighted-Average
	Number of	Remaining	Weighted-
Range of	Shares	Contractual	Average
Exercise Price	Outstanding	Life in Years	Exercise Price
$ 0.50 - $1.75	1,970,000	1.29	$0.97
	1,970,000	1.29	$0.97

The following tables summarize information about warrants outstanding and exercisable at March 31, 2014:

		WARRANTS EXERCISABLE
	Number of		Weighted-
Range of	Shares		Average
Exercise Price	Exercisable		Exercise Price
$ 0.50 - $1.75	1,970,000		$0.97
	1,970,000		$0.97

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 13 - Agreements

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

The Company has since decided to complete the purchase of this intellectual property and but has not yet made payments against this Note. The Company does not yet own this intellectual property and is delinquent on payment of this Note.

On April 17, 2014 effective May 1, 2014, the Company entered into an agreement with Innovative Holdings to design and develop the Company’s RAADR mobile app, the purpose of which is to provide customers a mobile application system to allow monitoring of various forms of social media. Compensation for this project is comprised of $25,000 in cash and issuance of 300,000 shares of the Company’s common stock.

Note 14 - Related Party Transactions

During the year ended December 31, 2013, two of the Company’s officers have been deferring salaries earned. As of December 31, 2013, the Company has accrued executive compensation to these two officers totaling $38,000. This amount remains outstanding as of March 31, 2014.

On February 24, 2014, the Company issued a debenture to a related party for $2,500, paying 8% interest. The debenture included 5,000 warrants exercisable until February 24, 2017 at an exercise price of $0.50 per share.

Note 15 - Subsequent Events

The following debenture, with warrants attached, were issued to a third party:

				Note	Warrant
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise
Amount	Date	Rate	Attached	Date	Date	Price
20,000	4/22/14	10%	40,000	4/22/15	4/22/17	0.50

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 15 - Subsequent Events (continued)

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

On April 17, 2014, effective May 1, 2014, the Company entered into an agreement with Innovative Holdings to design and develop the Company’s RAADR mobile app, the purpose of which is to provide customers a mobile application system to allow monitoring of various forms of social media. Compensation for this project is comprised of $25,000 in cash and issuance of 300,000 shares of the Company’s common stock.

On April 22, 2014, Richard Hybner was appointed Chief Executive Officer of the Company. Jacob DiMartino, Founder, will remain with the Company as President, Chief Financial Officer, and Principal Accounting Officer.

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

Management’s Discussion and Analysis

We were originally incorporated in the State of Nevada on March 29, 2006, under the name “White Dental Supply, Inc.” We were authorized to issue 100,000,000 shares of our $0.001 par value common stock and 100,000,000 shares of our $0.001 par value preferred stock. On February 7, 2013, we changed our corporate name to PITOOEY!, Inc. and increased the number of shares we are authorized to issue to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.

PITOOEY !, Inc., is a complete digital marketing agency offering an array of products and services that will enhance communication between our clients and their target audience. Through our unique service packages, we offer businesses a comprehensive set of tools that focuses on engaging with the rapidly growing number of social and mobile-centric consumers. These social and mobile marketing products and services are served up via our two wholly -owned subsidiaries:

1.	Choice One Mobile, Inc., which provides mobile and social media marketing and advertising solutions.

2.	PITOOEY! Mobile, Inc., which retains all intellectual property related to our PITOOEY! TM iPhone ® app, including patents, trademarks, software and trade processes.

Results of Operations

Due to the recent addition of new business operations and service lines, comparisons of operating results between the three month periods ended March 31, 2014 and 2013 may not be materially reflective of our continuing and future operations.

Revenue

How we generate revenues

During the current fiscal year, 2014, we generated sales from our wholly owned subsidiary, Choice One Mobile, Inc., a provider of mobile and social media marketing and advertising services. Choice One Mobile assists clients build a strategy to attract and engage with customers using social media outlets including, but not limited to, Facebook, Twitter and YouTube. In addition to social media marketing, we offer complementary services customized to meet the needs of each client, including mobile and desktop website development, search engine optimization, text message marketing, content writing and video creation.

Through the periods covered in this report, our PITOOEY! Mobile subsidiary has not generated any revenues.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue was comprised, as follows:

	Three months ended
	March 31,		Increase (Decrease)
	2014	2013	$	%
Revenue, gross	$44,073	$67,945	$(23,872)	-35%
Less: Discounts and refunds	(6,724)	(15,313)	8,589	-56%

Revenue, net	$37,349	$52,632	(15,283)	-29%

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a monthly basis. These sales are recognized as revenue at the time of the transaction. Periodically, we enter into longer-term arrangements with clients, whereby they pay for three to 12 months of service up-front. These sales are recorded as deferred revenue and recognized as revenue over the actual life of the arrangement. During the three months ended March 31, 2014, we recorded $0 in deferred revenue and recognized $0 as revenue earned during the period.

Costs of sales consist primarily of credit card merchant fees, commissions paid to sales staff and fees paid to contractors directly attributable to specific clients. A vast majority of our services incur few direct, unique and immediately identifiable costs per client. During the quarter ended March 31, 2014, costs of sales totaled $38,511 as compared to $34,043 for the same period ended March 31, 2013. After accounting for costs of sales, we realized a gross profit of $5,562 during the three months ended March 31, 2014 as compared to $46,887 for the same period ended March 31, 2013.

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

2. The PITOOEY! TM iPhone ® app is a preference based, searchable ad network. The PITOOEY! app provides businesses with a unique engagement tool while serving consumers deals, valuable content, and location-based information. Our third party development team has been engaged in refining the consumer experience, as well as the back-end mechanics, to ensure adoption of Version 2 of the app. We have experienced delays in the release of our app and are currently working internally to assure a timely launch of the best software product we can possibly construct. As a result, we are currently unable to disclose a specific time frame the release of Version 2.

Costs and Operating Expenses

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

For the three months ended March 31, 2014 and 2013, the components of our operating expenses were, as follows:

	Three months ended
	March 31,		Increase (Decrease)
Operating Expenses:	2014	2013	$	%
Advertising and marketing	$6,116	$139,366	$(133,250)	N/A
Depreciation	3,510	2,455	1,055	N/A
Executive compensation	34,200	109,804	(75,604)	69%
General and administrative	113,821	183,543	(69,722)	38%
Management fees - related party	—	272,287	(272,287)	N/A
Professional fees	35,733	121,564	(85,831)	71%
Salaries and wages	69,671	189,212	(119,541)	N/A
Total operating expenses	263,051	1,018,231	(755,180)	74%

Operating loss	(257,489)	(971,344)	713,855	73%

Other expenses:
Interest expense	(164,369)	(19)	(164,350)	-865001%
Interest income	—	1	(1)	-100%
Foregivenss of debt	1,086	—	1,086	N/A
Other income	457	—	457	N/A
Total other expenses	(162,825)	(18)	(162,807)	-904485%
Net Loss	$(420,314)	$(971,362)	$551,048	-57%

Advertising and Marketing. We are a young company attempting to establish brand recognition and have engaged third parties to assist us. Our advertising and marketing activities cost $6,116 during the three months ended March 31, 2014. In the comparable period ended March 31, 2013, we incurred $139,366 in advertising and marketing expenses. We expect to increase our advertising and marketing budget to coincide with the launch of Version 2 of the PITOOEY! app, although the timing of such increase cannot yet be determined.

Depreciation. Depreciation expense related to our computers, furniture and office equipment was $3,510 during the quarter ended March 31, 2014. In the comparable period ended March 31, 2013, it was $2,455.

Executive Compensation. Executive compensation paid to our corporate officers and directors was $34,200 during the three months ended March 31, 2014 and $109,804 in the comparable period ended March 31, 2013.

General and Administrative. In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the three month ended March 31, 2014, general and administrative expenses were $113,821. Comparatively, general and administrative expenses were $183,543 in the period ended March 31, 2013.

Management Fees Paid to a Related Party. On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment. During the three months ended March 31, 2014 and 2013, total management fees paid to the related entity was $0 and $272,287, respectively. As of December 31, 2013 we have terminated this relationship. As a result, we don’t expect future expenses in this category to be incurred.

Professional Fees. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY! TM app, which will have an adverse effect on our operating results for the foreseeable future. During the period ended March 31, 2014, we incurred $35,733 in professional fees as compared to $121,564 for the period ended March 31, 2013.

Salaries and Wages. As of March 31, 2014, we have 4 employees. Salaries and wages paid during the quarters ended March 31, 2014 and 2013 were $69,671 and $189,212, respectively. Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense . During the three months ended March 31, 2014, we incurred $146,496 of interest expense related to our notes payable. In the period ended March 31, 2013, interest expense was $19.

Net Loss

Our net loss for the three months ended March 31, 2014 was $416,730, compared to a $971,362 net loss in the year ago period ended March 31, 2013. We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of March 31, 2014, we had $1 in cash and $200 in prepaid expenses and deposits. To date, we have financed our operations through the issuance of stock and debt securities, in addition to sales-generated revenue. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

	Three months ended
	March 31,
	2014	2013
Net cash used by operating activities	$(296,115)	$(796,503)
Net cash used by investing activities	(0)	(56,910)
Net cash provided by financing activities	154,088	446,877
Net increase (decrease) in cash	(142,028)	(406,536)
Cash at the beginning of year	142,029	418,104
Cash at the end of period	$1	$11,568

Operating Activities. Net cash used in operating activities was $296,116 for the three months ended March 31, 2014,. In comparison, our net cash used during the three months ended March 31, 2013 was $796,503 the bulk of which was attributable to increased expenditures related to our entry into the digital media marketing space and development of our PITOOEY! TM app. Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY! TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing Activities. During the three months ended March 31, 2014 and the three months ended March 31, 2013, we purchased $0 and $56,910, respectively of computers, furniture and office equipment. We do expect to make material investments in furniture, fixtures and equipment during the next 12 months of operations.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2014 was $154,088, as compared to $446,877 for the comparable period ended March 31, 2013. During 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities. To that end, for the three months ended March 31, 2014 and 2013, we obtained financing in the form of loans totaling $74,156 and $15,000, respectively, from third party sources. Also during the three month periods ended March 31, 2014 and 2013, we repaid $51,119 and $137,069 respectively, of our third party notes payable and $1,359 and $0, respectively, of related party notes payable.. In addition to issuing debt securities, during the three months ended March 31, 2014 and 2013, we sold a total of $37,000 and 511,000, respectively, of common stock. We expect to use future sources of cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net Change in Cash. During the three months ended March 31, 2014, we experienced a net decrease in cash on hand of $142,028. Comparatively, we had a net decrease in cash of $406,536 during the three months ended March 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Both our Chief Executive Officer and President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Interim Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to our Form 10-K for the year ended December 31, 2013, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2014 we issued a 10% debentures totaling a principal amount of $20,000 payable on or before the 22nd day of April, 2015 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 22nd day of April, 2017.

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

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

Effective November 23, 2013 Patrick Deparini resigned all positions with the registrant, including Director, Chief Financial Officer and Principal Accounting Officer. Jacob DiMartino, a Director and Chief Executive Officer, assumed the positions of Chief Financial Officer and Principal Accounting Officer.

On April 22, 2014, Richard Hybner assumed the position of Chief Executive Officer of the Company. Jacob DiMartino holds the position of President and, on an interim basis, serves as the Company’s Chief Financial Officer and Principal Accounting Officer.

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

PITOOEY!, INC.
(Registrant)

Signature	Title	Date

/s/ Richard Hybner	Chief Executive Officer	May 15, 2014
Richard Hybner