Form 10-Q/A
period 2014-03-31
PITOOEY!, INC.
filed 2014-05-30
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTES:

The purpose of this Amendment No. 1 to PITOOEY!, Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 14, 2014, is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.

Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q reports no changes to any financial information and provides only formatting changes and continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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