Form 10-Q
period 2014-06-30
PITOOEY!, INC.
filed 2014-08-18
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

Commission File Number 000-53991

PITOOEY!, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4622782 (I.R.S. Employer Identification No.)

15685 N. Cave Creek Rd,, Suite 101,

Phoenix, Arizona 85032

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	103,162,923 shares
(Class)	(Outstanding as at August 12, 2014)

PITOOEY!, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

PITOOEY!, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$37,910	$142,029
Accounts receivable	-	-
Notes receivable	-	75,000
Merchant reserves	9,509	-
Deposits and prepaid expenses	10,698	200
Total current assets	58,117	217,229

Fixed assets:
Total fixed assets, net	502,608	29,627

Total assets	$560,726	$246,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$228,303	$251,473
Accrued liabilities	210,508	180,217
Deferred revenue	-	-
Notes payable, net of discount of $108,466 and $234,185, respectively	846,958	616,023
Notes payable - related parties, net of discount of $50,270 and 101,482, respectively	148,934	109,844
Total current liabilities	1,434,702	1,157,557

Long-term liabilities:
Notes payable - long term	-	-
Total long-term liabilities	-	-

Total liabilities	1,434,702	1,157,557

Stockholders’ equity
Preferred stock:
Preferred stock, $0.001 par value, 80,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively		-
Preferred stock, Series A $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively		-
Preferred stock, Series B, $0.001 par value, 60,000,000 shares authorized,		-
121,900 shares and 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013, resoectively	146	-
Common stock, $0.001 par value, 400,000,000 shares authorized,
103,162,923 and 102,766,923 shares issued and outstanding as of
June 30,2014 and December 31, 2013, respectively	103,163	102,818
Common stock, earned but not issued, 600,000 and 0 shares as of
June 30, 2014 and December 31, 2013,
respectively	600	-
Common stock, owed but not issued, 0 and 282,500 shares as of
June 30, 2014 and December 31, 2013,
respectively	31	283
Stock Subscribed		(20,400)
Additional paid-in capital	3,434,055	2,780,482
Accumulated deficit	(4,411,971)	(3,773,884)
Total stockholders’ equity	(873,977)	(910,701)

Total liabilities and stockholders’ equity	$560,726	$246,856

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue, net	$43,197	$64,065	$80,546	$116,687
Cost of goods sold	10,289	(20,496)	(21,498)	(26,231)

Gross profit	53,485	43,569	59,047	90,456

Expenses:
Advertising and marketing	12,315	153,911	18,431	293,277
Depreciation	3,510	4,276	7,020	6,731
Executive compensation	23,458	108,168	57,658	217,972
General and administrative expenses	47,671	115,152	161,492	298,695
Management fees - related party	-	24,840	-	297,127
Professional fees	56,466	137,945	92,199	259,509
Salaries and wages	46,656	193,320	116,326	382,532
Total expenses	190,076	737,612	453,126	1,755,843

Loss before other expenses	(136,591)	(694,043)	(394,079)	(1,665,387)

Other expenses:
Interest expense	(95,575)	(5,301)	(259,944)	(5,320)
Loss on disposition of assets	-	-	-	-
Debt Forgiveness	14,392	-	15,478	-
Other Income (expense)	-	-	457	1
Total other expenses	(81,183)	(5,301)	(244,008)	(5,319)

Loss before provision for income taxes	(217,774)	(699,344)	(638,088)	(1,670,706)

Provision for income taxes	-	-	-	(50)

Net loss	$(217,774)	$(699,344)	$(638,088)	$(1,670,756)

Weighted average number of	103,084,627	102,059,233	103,038,944	101,398,915
common shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Operating activities
Net loss	$(217,773)	$(699,344)	$(638,088)	$(1,670,706)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	3,510	4,276	7,019	6,731
Gain on debt forgiveness	14,392	-	15,478	-
Interest expense due to discount amortization	95,575	-	222,442	-
Shares issued for services	-	12,000	-	12,000
Amortization of stock and warrants issued for prepaid expenses	-	77,200	-	141,510
Loss on disposition of fixed assets	-	-	-	-
Non cash advertising & marketing expense	-	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in deposits and prepaid expenses	(10,498)	(19,726)	(10,498)	(30,508)
Decrease (increase) in accounts receivable	-	(6,159)	—	(16,657)
Decrease (increase) in merchant reserves	(9,509)	-	(9,509)	-
Increase (decrease) in accounts payable	10,232	88,809	(23,171)	208,183
Increase (decrease) in accrued liabilities	(11,327)	-	(22,689)	-
Increase (decrease) in deferred revenue	-	49,034	—	59,034
Increase in accrued interest	-	-	37,502	-
Net cash used by operating activities	(125,398)	(493,910)	(421,513)	(1,290,413)

Investing activities:
Purchase of fixed assets	(30,000)	-	(30,000)	(56,910)
Net cash provided by investing activities	(30,000)	-	(30,000)	(56,910)

Financing activities:
Donated capital	-	50	-	50
Proceeds from Note receivable	-	-	75,000	-
Repayment of notes payable	(8,640)	(50)	(46,551)	(137,119)
Proceeds from notes payable	80,104	354,064	151,768	369,064
Repayment of notes payable - related parties	(55)	-	(14,622)	-
Proceeds from notes payable - related parties	-	22,929	2,500	80,875
Proceeds from stock subscription receivables	-	-	20,400	-
Issuances of preferred shares	121,900	-	121,900	-
Issuances of common stock	-	114,000	37,000	625,000
Net cash provided by financing activities	193,309	490,993	347,396	937,870

Net increase (decrease) in cash	37,909	(2,917)	(104,119)	(409,453)
Cash - beginning of the period	1	11,568	142,029	418,104
Cash - ending of the period	$37,910	$8,651	$37,910	$8,651
Supplemental disclosures:
Interest paid	$462	$-	13,715	$-
Income taxes paid	$-	$-	-	$-

Non-cash transactions:
Warrants issued for services	$-	$697,045	$-	$697,045
Number of warrants issued in connection with Notes payable	40,000	-	130,000	-
Number of warrants issued for services	-	1,100,000	-	1,100,000
Number of shares issued for services	-	-	-	-
Note payable converted to stock	$-	$-	$-	$-
Number of shs owed but not issued for note conversion	-	-	-	-
Shares issued for prepaid expenses	$-	$236,000	$-	$236,000
Number of shares issued for prepaid expenses	-	590,000	-	590,000
Shares issued for services	$-	$12,000	$-	$12,000
Number of shares issued for services	-	30,000	-	30,000

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

Subscriptions receivable

Once the Company receives a firm commitment from an investor to provide either a loan or an equity investment the Company records that commitment as a subscription receivable and a credit to the related liability or equity account. Subscription receivables for stock purchases are carried in the equity section. Subscriptions for Debentures are carried as Notes Receivable – current. Commitments are evidenced by signed Note or Stock Subscription Agreements.

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

Merchant Reserves

The Company processes sales through a third-party credit card merchant processor. A percentage of all sales is deducted and held by the merchant in a reserve account in the event of chargeback, refunds or customer voids. As of June 30, 2014 and December 31, 2013 there was $9,509 and $0 held in the merchant reserve account, respectively.

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred. During the six months ended June 30, 2014 and 2013, advertising and marketing costs were $38,431 and $153,911, respectively.

Application development costs

The Company will evaluate the treatment of costs related to the development of apps not yet publicly launched. Such costs will be capitalized or expensed, as directed by the Company’s outside auditors and as appropriate to comply with generally accepted accounting principles.

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,411,971 as of June 30, 2014, and had net sales of $43,197 and $80,546 during the three and six months ended June 30, 2014.

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

Detail on notes receivable is as follows:

	June 30,	December 31,
Notes Receivable	2014	2013
		(audited)
Note payable	$-	$75,000

Total subscriptions receivable	$-	$75,000

This Note was non-interest bearing.

Note 5 – Fixed Assets

Fixed assets consisted of the following at:

	June 30,	December 31,
	2014	2013
		(audited)
Computer equipment	$29,779	$29,778
Work in Process-Software development	480,000	-
Furniture and equipment	13,997	13,997
Fixed assets, total	523,775	43,775
Less: accumulated depreciation	(21,167)	(14,148)
Fixed assets, net	$502,608	$29,627

Work in Process-Software Development consists of $30,000 in cash payments and the balance as cost of 600,000 shares of common stock earned but not issued due to contractors involved in the software development.

Depreciation expense for the three and six months ended June 30, 2014 were $3,510 and $7,019, respectively.

Note 6 - Deferred Revenue

As of June 30, 2014 and December 31, 2013, the Company had $0 and $0 in deferred revenue related to projects paid in advance of fulfillment.

 PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Accrued Liabilities

Accrued liabilities as of June 30, 2014 and December 31, 2013 consisted of:

	June 30,	December 31,
	2014	2013
Accrued payroll	$56,722	$47,622
Accrued payroll taxes	50,000	61,334
Executive compensation	38,000	38,000
Accrued rent	10,971	-
Deferred rent	-	11,273
Accrued interest	45,774	21,987
Other	9,041	-
	$210,508	$180,217

Note 8 - Debt and Interest Expense

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000. This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each Debenture is issued until paid. As of December 31, 2013, the principal balance owed on this loan is $443,441 plus accrued interest. As of June 30, 2014, the principal balance owed on this loan is $512,431 plus accrued interest. During the three and six months ended June 30, 2014, a total of $10,484 and $19,415, respectively has been recorded as interest expense. In connection with the April 29, 2013 Agreement and as modified by the December 2, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $25,000,000 of the Company’s common stock. As of the date of these financial statements, no shares of common stock have been issued pursuant to the Agreement.

Notes issued under this Investment Agreement are:

				Note	Note	2014
Note	Issuance	Maturity	Interest	Balance	Balance	Interest
Amount	Date	Date	Rate	12/31/13	6/30/14	Expense
60,000	5/6/14	5/6/15	8.0%	-	1,000	1,460
3,000	3/11/14	3/11/15	8.0%	-	3,000	73
1,000	3/7/14	3/7/15	8.0%	-	1,000	25
20,000	2/28/14	2/28/15	8.0%	-	20,000	532
5,000	2/19/14	2/19/15	8.0%	-	5,000	144
443,431	4/29/13	4/29/14	8.0%	443,431	443,431	17,713
472,431				443,431	472,431	10,023

Convertible promissory notes issued to third parties:

				Note	Note	2014	2014	Discount
Note	Issuance	Maturity	Interest	Balance	Balance	Interest	Prepayment	Amount
Amount	Date	Date	Rate	12/31/13	6/30/14	Expense	Penalty	6/30/14
32,500	8/19/13	5/21/14	8%	32,500	-	11,709	392
32,500	10/7/13	7/9/14	8%	32,500	32,500	1,298	-	2,605
65,000				65,000	32,500	13,007	392	2,605

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

The convertible loans and accrued interest are due and payable in full on the maturity date. The notes are convertible into shares of the Company’s par value common stock at the later of (a) maturity or (b) prepayment prior to the maturity date at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date. Resultantly, a discount of 42% of the face value of the Note was attributed to the beneficial conversion feature of the note, which amounts are being amortized over the maturity periods. As of December 31, 2013, a total of $28,720 has been amortized and recorded as interest expense, leaving a balance of $16,430 in discounts related to the beneficial conversion feature of these notes. As of June 30, 2014, a total of $42,545 has been amortized and recorded as interest expense, leaving a balance of $2,605 in discounts related to the beneficial conversion feature of these notes.

Debentures with warrants attached issued to third parties:

				Note	Warrant		Note	Note	2014	Discount
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise	Balance	Balance	Interest	Net
Amount	Date	Rate	Attached	Date	Date	Price	12/31/13	6/30/14	Expense	6/30/14
20,000	4/22/14	8%	40,000	4/22/15	4/22/17	0.50	-	20,000	378	3,487
2,500	2/24/14	8%	5,000	2/24/15	2/24/17	0.50	-	2,500	69	1,316
40,164	2/24/14	8%	80,000	2/24/15	2/24/17	0.50	-	40,164	1,109	21,053
75,000	12/30/13	8%	150,000	12/30/14	12/30/16	0.50	75,000	75,000	2,996	48,520
10,000	11/20/13	20%	20,000	11/20/14	11/20/16	0.50	10,000	10,000	999	3,804
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	20,000	1,997	5,078
10,000	10/24/13	20%	20,000	10/24/14	10/24/16	0.50	10,000	10,000	999	2,538
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	20,000	1,997	5,078
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	20,000	1,997	5,078
20,000	9/11/13	15%	40,000	9/11/14	9/11/16	0.50	20,000	20,000	1,498	2,713
100,000	7/29/13	8%	200,000	7/29/14	7/29/16	0.50	100,000	100,000	3,995	5,828
30,000	7/23/13	8%	60,000	7/23/14	7/23/16	0.50	30,000	30,000	1,198	1,369
367,664			735,000				305,000	367,664	19,232	105,862

As of June 30, 2014 and December 31, 2013, the principal balances owed on these loans are $367,644 and $305,000, respectively. Based on a valuation of the warrants using the Black-Sholes method, as of June 30, 2014 and December 31, 2013, discounts of $319,000 and $275,499, respectively, were attributed to the warrants being given in return for loans, which amount is being amortized over the respective twelve month maturity periods of the Notes. As of June 30, 2014 and December 31, 2013, a total of $213,138 and $65,455, respectively, has been amortized and recorded as interest expense, leaving a balance of $105,862 and $360,343, respectively, in discounts related to the attached warrants.

Noninterest-bearing promissory notes issued to related parties:

			Note	Note
Note	Issuance	Maturity	Balance	Balance
Amount	Date	Date	12/31/13	6/30/14
10,000	various	on demand	-	-
6,231	various	on demand	6,231	6,231
12,323	various	on demand	9,242	9,242
23,329	various	on demand	23,329	23,329
74,315	10/31/2013	on demand	72,956	72,956
126,198			111,759	111,759

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

Debentures with warrants attached issued to related parties:

				Note	Warrant		Note	Note	2014	Discount
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise	Balance	Balance	Interest	Net
Amount	Date	Rate	Attached	Date	Date	Price	12/31/13	6/30/14	Expense	6/30/14
2,500	2/24/14	8%	5,000	2/24/15	2/24/17	0.50	-	2,500	69	434
75,000	12/30/13	8%	150,000	12/30/14	12/30/16	0.50	75,000	75,000	2,996	48,520
10,127	7/22/13	8%	20,000	7/22/14	7/22/16	0.50	10,000	10,000	399	1,316
87,627			175,000				85,000	87,500	3,464	50,270

As of June 30, 2014 and December 31, 2013, the principal balances owed on these loans are $87,500 and $85,000, respectively. Based on a valuation of the warrants using the Black-Sholes method, as of June 30, 2014 and December 31, 2013, discounts of $107,065 and $105,055, respectively, were attributed to the warrants being given in return for loans, which amount is being amortized over the respective twelve month maturity periods of the Notes. As of June 30, 2014 and December 31, 2013, a total of $56,795 and $3,573, respectively, has been amortized and recorded as interest expense, leaving a balance of $50,270 and $103,475, respectively, in discounts related to the attached warrants.

Other promissory notes issued:

				Note	Note	2014
Note	Issuance	Maturity	Interest	Balance	Balance	Interest
Amount	Date	Date	Rate	12/31/13	6/30/14	Expense
50,000*	4/8/13	5/31/14	10%	28,778	14,727	1,124
8,000	various	2/28/13	0%	8,000	8,000	-
8,000				36,778	22,727	1,124

* Shareholder - payments of principle and interest due at the end of each month

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

For the three months and six months ended June 30, 2014 quarter ended no executive salaries were deferred. During the year ended December 31, 2013, two of the Company’s officers had been deferring salaries earned. As of June 30, 2014 and December 31, 2013, the Company has accrued executive compensation to these two officers totaling $38,000.

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

Rental expense was $17,753 and $32,106 for the three and six months ended June 30, 2014. As of the end of June, rent has been reduced to $2,594, inclusive of tax, each month, as of July 1, 2014.

 PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

 Note 9 - Commitments and Contingencies (continued)

The Company’s minimum payments under non-cancelable operating leases for equipment and office space having initial terms in excess of one year are as follows at June 30, 2014:

Year Ending	Operating
December 31,	Leases
2014	$50,100
2015	34,728
2016	1,200
Thereafter	0
Total minimum lease payments	$86,028

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

On July 29, 2014, a default judgment was issued against the company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013. On June 25, 2013, the Company cancelled the agreement because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms.

As of this filing, parties are discussing possible terms, with a reasonable expectation of an out-of-court settlement. The amount of the legal action is $12,000 plus a small amount of legal and court fees. The Company estimates that the likely settlement will cost $4,800 for which an accrual has been made in professional fees.

Note 10 - Income Taxes

For the three and six months ended June 30, 2014, and for the year ended December 31, 2013 the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2014 and December 31, 2013, the Company had approximately $4,360,850 and $3,682,360 of federal net operating losses, respectively. At June 30, 2014 and December 31, 2013, the Company had approximately $4,298,350 and $3,622,254 of state net operating losses, respectively. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2027. The state net operating loss carryforwards have started to expire. The provision for income taxes consisted of the following components as of June 30, 2014 and December 31, 2013:

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 10 - Income Taxes (continued)

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2014 and December 31, 2013, and recorded a full valuation allowance.

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

In January, 2014, the Company issued 252,500 shares of its common stock that had been paid for as of December 31, 2013.

In January, 2014, the Company received $20,400 in Subscriptions Receivable for 51,000 shares that were committed to be purchased as of December 31, 2013.

In March, 2014, the Company sold 92,500 shares of common stock, at $0.40 per share, to four investors for $37,000.

In May and June, 2014 the Company sold 146,125 shares of the Company’s Preferred Series B shares for $121,900. These shares were unissued as of June 30, 2014.

As of June 30, 2014 the Company owes 600,000 shares of restricted common stock for consulting services which shares have not yet been issued. These shares were valued at $400,500, which cost was capitalized as Work in Process – Software Development.

Note 12 - Warrants and Options

Warrants issued in 2014:

	Debenture	Warrant
Issuance	Associated	Expiration	Exercise
Date	Warrants	Date	Price
4/22/14	40,000	4/22/17	0.50
2/24/14	5,000	2/24/17	0.50
2/24/14	5,000	2/24/17	0.50
2/24/14	80,000	2/24/17	0.50
	130,000

See “Note 8 - Debt and Interest Expense” for additional discussion regarding warrants issued in connection with debenture issuances.

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 12 - Warrants and Options (continued)

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2014.

		WARRANTS OUTSTANDING
		Weighted-Average
	Number of	Remaining	Weighted-
Range of	Shares	Contractual	Average
Exercise Price	Outstanding	Life in Years	Exercise Price
$ 0.50 - $1.75	2,010,000	1.28	$0.96
	2,010,000	1.28	$0.96

The following tables summarize information about warrants outstanding and exercisable at June 30, 2014:

		WARRANTS EXERCISABLE
	Number of		Weighted-
Range of	Shares		Average
Exercise Price	Exercisable		Exercise Price
$ 0.50 - $1.75	2,010,000		$0.96
	2,010,000		$0.96

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

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 13 - Agreements (continued)

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

On February 28, 2014 effecvtive March 3, 2014, the Company entered into an agreement with a consultant to design and develop the Company’s Legal 420 mobile app the purpose of which is to create share information regarding the current changes in the medical marijuana marketplace. Compensation for this project is comprised of $25,000 in cash and issuance of 300,000 shares of the Company’s common stock.

On April 17, 2014 effective May 1, 2014, the Company entered into an agreement with a consultant to design and develop the Company’s RAADR mobile app, the purpose of which is to provide customers a mobile application system to allow monitoring of various forms of social media. Compensation for this project is comprised of $25,000 in cash and issuance of 300,000 shares of the Company’s common stock. See Note 15 – Subsequent Events for additional information regarding this agreement.

On April 22, 2014, Richard M. Hybner was appointed Chief Executive Officer of the Company. Jacob DiMartino, Founder, will remain with the Company as President, Chief Financial Officer, and Principal Accounting Officer.

Note 14 - Related Party Transactions

During the year ended December 31, 2013, two of the Company’s officers have been deferring salaries earned. As of December 31, 2013, the Company has accrued executive compensation to these two officers totaling $38,000. This amount remains outstanding as of June 30, 2014.

On February 24, 2014, the Company issued a debenture to a related party for $2,500, paying 8% interest. The debenture included 5,000 warrants exercisable until February 24, 2017 at an exercise price of $0.50 per share.

Note 15 - Subsequent Events

The following debenture, with warrants attached, was issued to a third party:

				Note	Warrant
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise
Amount	Date	Rate	Attached	Date	Date	Price
20,000	7/14/14	10%	40,000	7/14/15	7/14/17	0.50

On July 18, 2014 the Company sold 37,500 shares of Preferred (Series B) stock for $30,000

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

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 15 - Subsequent Events (continued)

On July 7, 2014, the Company terminated an agreement with one of its consultants to develop the Company’s RAADR mobile app. The terms included receiving $10,000 from the consultant and rescission of the issuance of 300,000 shares of the Company’s common stock.

On June 19, 2014, sole board member, Jacob DiMartino, authorized paperwork for the transfer of 10,000,000 shares of his personal Company stock (OTC: PTOO) to CEO, Richard M. Hybner, effective immediately, in accordance with the terms of Mr. Hybner’s Employment Agreement and Amended and Restated Employment Agreement, dated May 2, 2014 and June 26, 2014, respectively.

On July 29, 2014 (the “Effective date”), the Company entered into an agreement with cmdR Consulting, to develop the Company’s RAADR mobile app, the purpose of which is to develop a subscriber-like mobile application to allow the monitoring of a variety of forms of social mention in social media. Contractual details call for an initial payment of $40,000, an additional payment of $30,000 in December, 2014 and five monthly payments of $10,000 commencing in January, 2015. In addition, stock options of up to 1,120,000 shares, with a strike price of 15% of the common share price as of the Effective date, were granted for achieving certain milestones including an expected launch date in Fall 2014, with pre-registration to begin early September, 2014. In addition, a user-based bonus of $0.20 per user will be paid if the platform exceeds 330,000 users by December 31, 2014.

On July 29, 2014, a default judgment was issued against the company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013. On June 25, 2013, the Company cancelled the agreement because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms.

As of this filing, parties are discussing possible terms, with a reasonable expectation of an out-of-court settlement. The amount of the legal action is $12,000 plus a small amount of legal and court fees. The Company estimates that the likely settlement will cost $4,800 for which an accrual has been made in professional fees.

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

Results of Operations

Due to the recent addition of new business operations and service lines, comparisons of operating results between the three and six month periods ended June 30, , 2014 and 2013 may not be materially reflective of our continuing and future operations.

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

Three months ended June, 2014 compared to the three months ended June 30, 2013

Revenue was comprised, as follows:

		Three months ended
		June 30,	Increase (Decrease)
	2014	2013	$	%
Revenue, gross	$43,346	$108,788	(65,442)	-60%
Less: Discounts and refunds	(149)	(44,723)	44,574	-100%

Revenue, net	$43,197	$64,065	(20,868)	-33%

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

		Six months ended
		June 30,	Increase (Decrease)
	2014	2013	$	%
Revenue, gross	$87,419	$176,723	(89,304)	-51%
Less: Discounts and refunds	(6,873)	(60,036)	53,163	-89%

Revenue, net	$80,546	$116,687	(36,141)	-31%

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a monthly basis. These sales are recognized as revenue at the time of the transaction. Periodically, we enter into longer-term arrangements with clients, whereby they pay for three to 12 months of service up-front. These sales are recorded as deferred revenue and recognized as revenue over the actual life of the arrangement. During the three and six months ended June 30, 2014, we recorded $0 and $0, respectively, in deferred revenue and recognized $0 and $0, respectively as revenue earned during the period.

Costs of sales consist primarily of credit card merchant fees, commissions paid to sales staff and fees paid to contractors directly attributable to specific clients. A vast majority of our services incur few direct, unique and immediately identifiable costs per client. During the three and six months ended June 30, 2014, costs of sales totaled ($140) and $38,371, respectively as compared to $20,496 and $26,231 for the same periods ended June 30, 2013. Cost of sales declined in the second quarter due to cessation of development costs for our software. After accounting for costs of sales, we realized a gross profit of $43,485 and $49,047 during the three and six months ended June 30, 2014 as compared to $43,569 and $90,456 for the same periods ended June 30, 2013.

Factors Affecting Future Growth

We are continuously refining our services to maximize revenue, while providing a rate of return to business customers greater than they would be able to obtain advertising or marketing through traditional media outlets. Blending the two disparate objectives is an art form that we are attempting to master and slight dips in revenue may occur in future periods, as a result. We are actively pursuing the following operational objectives:

1.	Choice One Mobile recently launched the C1M affiliate program to allow credit card processing companies to provide its agents an additional revenue stream by selling C1M's mobile and social media services to existing merchant clientele. The benefits for Choice One Mobile include greater market penetration, with lower overhead and customer acquisition costs. We began negotiations with several large credit card processing companies and independent sales organizations. As of the date of this quarterly report, we have not entered into any contractual relationships.
2.	The PITOOEY!TM iPhone ® app is a preference based, searchable ad network. The PITOOEY! app provides businesses with a unique engagement tool while serving consumers deals, valuable content, and location-based information. Our third party development team has been engaged in refining the consumer experience, as well as the back-end mechanics, to ensure adoption of Version 2 of the app. We have experienced delays in the release of our app and are currently working internally to assure a timely launch of the best software product we can possibly construct. As a result, we are currently unable to disclose a specific time frame the release of Version 2.

3.	RAADR. The Company considers the completion of the development of this app and the subsequent launch a key strategic initiative in 2014. As such, Company management is working to develop and refine RAADR functionality and focus on revenue generation for RAADR through strategic alliances, revenue-share opportunities, and stand-alone mobile app subscription agreements.

4.	Legal 420. The Company is currently evaluating the appropriate market positions of this app in its strategic plan. Company management expects to make further investments in app development, with a focus on primary revenue generation from advertising sources and subsequent user subscriptions as early as Q1 2015.

Costs and Operating Expenses

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

For the three months ended June 31, 2014 and 2013, the components of our operating expenses were, as follows:

	Three months ended
	June 30,		Increase (Decrease)
Operating Expenses:	2014	2013	$	%
Advertising and marketing	$12,315	$153,911	$(141,596)	N/A
Depreciation	3,510	4,276	(766)	N/A
Executive compensation	23,458	108,168	(84,710)	78%
General and administrative	47,671	115,152	(67,481)	59%
Management fees - related party	-	24,840	(24,840)	N/A
Professional fees	56,466	137,945	(81,479)	59%
Salaries and wages	46,656	193,320	(146,664)	N/A
Total operating expenses	190,076	737,612	(547,536)	74%

Operating loss	(136,590)	(694,043)	557,453	80%

Other expenses:
Interest expense	(95,575)	(5,301)	(90,274)	-1703%
Interest income	-		-	N/A
Foregivenss of debt	14,392	-	14,392	N/A
Other income	0	-	0	N/A
Total other expenses	(81,183)	(5,301)	(75,882)	-1431%

Provision for income taxes	-	-	-	N/A

Net Loss	$(217,774)	$(699,344)	$481,570	-69%

Advertising and Marketing. We are a young company attempting to establish brand recognition and have engaged third parties to assist us. Our advertising and marketing activities cost was $12,315 during the three months ended June 30, 2014. In the comparable period ended June 30, 2013, we incurred $153,911 in advertising and marketing expenses. We expect to increase our advertising and marketing budget to coincide with the launch of Version 2 of the PITOOEY! app, although the timing of such increase cannot yet be determined.

Depreciation. Depreciation expense related to our computers, furniture and office equipment was $3,510 during the quarter ended June 30, 2014. In the comparable period ended June 30, 2013, it was $4,276.

Executive Compensation. Executive compensation paid to our corporate officers and directors was $23,458 during the three months ended June 30, 2014 and $108,168 in the comparable period ended June 30, 2013.

General and Administrative. In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the three month ended June 30, 2014, general and administrative expenses were $47,671. Comparatively, general and administrative expenses were $115,152 in the period ended June 30, 2013. Management Fees Paid to a Related Party. On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment. During the three months ended June 30, 2014 and 2013, total management fees paid to the related entity was $0 and $24,840, respectively. As of December 30, 2013 we have terminated this relationship. As a result, we don’t expect future expenses in this category to be incurred.

Professional Fees. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY! TM app, which will have an adverse effect on our operating results for the foreseeable future. During the period ended June 30, 2014, we incurred $56,466 in professional fees as compared to $137,945 for the period ended June 30, 2013.

Salaries and Wages. As of June 30, 2014, we have 4 employees. Salaries and wages paid during the quarters ended June 30, 2014 and 2013 were $46,655 and $193,320, respectively. Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense. During the three months ended June 30, 2014, we incurred $95,575 of interest expense related to our notes payable. In the period ended June 30, 2013, interest expense was $5,301.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

For the six months ended June 30, 2014 and 2013, the components of our operating expenses were, as follows:

	Six months ended
	June 30,		Increase (Decrease)
Operating Expenses:	2014	2013	$	%
Advertising and marketing	$18,431	$293,277	$(274,846)	N/A
Depreciation	7,020	6,731	289	N/A
Executive compensation	57,658	217,972	(160,314)	74%
General and administrative	161,492	298,695	(137,203)	46%
Management fees - related party	—	297,127	(297,127)	N/A
Professional fees	92,199	259,509	(167,310)	64%
Salaries and wages	116,326	382,532	(266,206)	N/A
Total operating expenses	453,126	1,755,843	(1,302,717)	74%

Operating loss	(394,079)	(1,665,387)	1,271,308	76%

Other expenses:
Interest expense	(259,944)	(5,320)	(254,624)	-4786%
Interest income	—	1	(1)	-100%
Foregivenss of debt	15,478	—	15,478	N/A
Other income	457	—	457	N/A
Total other expenses	(244,008)	(5,319)	(238,689)	-4487%

Provision for income taxes	—	(50)	50	N/A

Net Loss	$(638,088)	$(1,670,756)	$1,032,668	-62%

Advertising and Marketing. We are a young company attempting to establish brand recognition and have engaged third parties to assist us. Our advertising and marketing activities cost $18,431 during the six months ended June 30, 2014. In the comparable period ended June 30, 2013, we incurred $293,277 in advertising and marketing expenses. We expect to increase our advertising and marketing budget to coincide with the launch of Version 2 of the PITOOEY! app, although the timing of such increase cannot yet be determined.

Depreciation. Depreciation expense related to our computers, furniture and office equipment was $7,020 during the quarter ended June 30, 2014. In the comparable period ended June 30, 2013, it was $6,731.

Executive Compensation. Executive compensation paid to our corporate officers and directors was $57,658 during the six months ended June 30, 2014 and $217,972 in the comparable period ended June 30, 2013.

General and Administrative. In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the six months ended June 30, 2014, general and administrative expenses were $161,492. Comparatively, general and administrative expenses were $298,695 in the period ended June 30, 2013.

Management Fees Paid to a Related Party. On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment. This agreement terminated in December 2013. During the six months ended June 30, 2014 and 2013, total management fees paid to the related entity was $0 and $297,127, respectively.

Professional Fees. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY! TM app, which will have an adverse effect on our operating results for the foreseeable future. During the period ended June 30, 2014, we incurred $92,199 in professional fees as compared to $259,509 for the period ended June 30, 2013.

Salaries and Wages. As of June 30, 2014, we have 4 employees. Salaries and wages paid during the quarters ended June 30, 2014 and 2013 were $116,326 and $382,532, respectively. Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense. During the six months ended June 30, 2014, we incurred $259,944 of interest expense related to our notes payable. In the period ended June 30, 2013, interest expense was $5,320.

Net Loss

Our net loss for the three and six months ended June 30, 2014 was $217,774 and $638,088, respectively, compared to net losses of $699,344 and $1,670,756, respectively, for the same periods ended June 30, 2013. We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of June 30, 2014, we had $37,910 in cash and $698 in prepaid expenses and deposits. To date, we have financed our operations through the issuance of stock and debt securities, in addition to sales-generated revenue. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

	Three months ended
	June 30,
	2014	2013
Net cash used by operating activities	$(125,398)	$(493,910)
Net cash used by investing activities	(30,000)	-
Net cash provided by financing activities	193,309	490,993
Net increase (decrease) in cash	37,909	(2,917)
Cash at the beginning of period	1	11,568
Cash at the end of period	$37,910	$8,651

Operating Activities. Net cash used in operating activities was $125,398 for the three months ended June 30, 2014. In comparison, our net cash used during the three months ended June 30, 2013 was $493,910, the bulk of which was attributable to increased expenditures, in 2013,related to our initial entry into the digital media marketing space and development of our PITOOEY!TM app. Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY!TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing Activities. During the three months ended June 30, 2014 and the three months ended June 30, 2013, we purchased $30,000 and $0, respectively, of Work in Process-Software. We do expect to make material investments in software development, furniture, fixtures and equipment during the next 12 months of operations.

Financing Activities. Net cash provided by financing activities for the three months ended June 30, 2014 was $193,309, as compared to $490,993 for the comparable period ended June 30, 2013. During 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities. To that end, for the three months ended June 30, 2014 and 2013, we obtained financing in the form of loans totaling $80,104 and $354,064, respectively, from third party sources. Also during the three month periods ended June 30, 2014 and 2013, we repaid $8,640 and $50 respectively, of our third party notes payable and $55 and $0, respectively, of related party notes payable. In addition to issuing debt securities, during the three months ended June 30, 2014 and 2013, we sold a total of $0 and $114,000, respectively, of common stock and $121,900 and $0, respectively, of preferred stock. We expect to use future sources of cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net Change in Cash. During the three months ended June 30, 2014, we experienced a net increase in cash on hand of $37,709. Comparatively, we had a net decrease in cash of $2,917 during the three months ended June 30, 2013.

	Six months ended
	June 30,
	2014	2013
Net cash used by operating activities	$(421,513)	$(1,290,413)
Net cash used by investing activities	(30,000)	(56,910)
Net cash provided by financing activities	347,396	937,870
Net increase (decrease) in cash	(104,119)	(409,453)
Cash at the beginning of period	142,029	418,104
Cash at the end of period	$37,910	$8,651

Operating Activities. Net cash used in operating activities was $421,513 for the six months ended June 30, 2014. In comparison, our net cash used during the six months ended June 30, 2013 was $409,453 the bulk of which was attributable to increased expenditures, in 2013, related to our initial entry into the digital media marketing space and development of our PITOOEY!TM app. Our management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY!TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing Activities. During the six months ended June 30, 2014 and the six months ended June 30, 2013, we purchased $10,000 and $56,910, respectively of Work in Process-Software Development, computers, furniture and office equipment. We do expect to make material investments in software development, furniture, fixtures and equipment during the next 12 months of operations.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2014 was $347,396, as compared to $937,870 for the comparable period ended June 30, 2013. During 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities. To that end, for the six months ended June 30, 2014 and 2013, we obtained financing in the form of loans totaling $151,768 and $369,064, respectively, from third party sources. Also during the six month periods ended June 30, 2014 and 2013, we repaid $46,551 and $137,119 respectively, of our third party notes payable and $14,622 and $0, respectively, of related party notes payable. For the six months ended June 30, 2014 and 2013, we obtained financing in the form of related party loans totaling $2,500 and $80,875, respectively. In addition to issuing debt securities, during the six months ended June 30, 2014 and 2013, we sold a total of $37,000 and $625,000 respectively, of common stock and $121,900 and $0, respectively, of preferred stock. We expect to use future sources of cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net Change in Cash. During the six months ended June 30, 2014, we experienced a net decrease in cash on hand of $104,119. Comparatively, we had a net decrease in cash of $409,453 during the six months ended June 30, 2013.

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

We anticipate that as our level of maturity and sophistication in the mobile app space grows, through our experience and the engaging of external app developers and user marketing individuals and firms, that our future topline growth estimates will become more predictable. This should provide more stable estimates of future revenue and expense projections, as well as a better gauge of ongoing gross and net margins.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 3 to our consolidated financial statements included in our Annual Report on Form 10- K for the year ended December 30, 2012. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

1. Intangible assets

2. Merchant reserves

3. Property and equipment

4. Revenue recognition

5. Stock-based compensation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies, such as PITOOEY!, Inc.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 2014, a default judgment was issued against the company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013. On June 25, 2013, the Company cancelled the agreement because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms.

As of this filing, parties are discussing possible terms, with a reasonable expectation of an out-of-court settlement. The amount of the legal action is $12,000 plus a small amount of legal and court fees. The Company estimates that the likely settlement will cost $4,800 for which an accrual has been made in professional fees.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to our Form 10-K for the year ended December 30, 2013, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2014 we issued a 10% debenture, totaling a principal amount of $20,000 payable on or before the 22nd day of April, 2015 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 22nd day of April, 2017.

In May and June, 2014 we issued 146,125 shares of Preferred (Series B) shares of Company stock for $121,900.The securities were issued without registration in reliance on the exemption from registration in section 4(a)(2) of the Securities Act of 1933 because the offer and sale was made only to accredited investors as defined in Rule 501 of Regulation D without general solicitation or advertising; and the purchasers given access to information about our business and the opportunity to ask questions and receive answers about our business prior to making any investment decision.

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

On April 22, 2014, Richard M. Hybner assumed the position of Chief Executive Officer of the Company. Jacob DiMartino holds the position of President and, on an interim basis, serves as the Company’s Chief Financial Officer and Principal Accounting Officer.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit
30	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

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

PITOOEY!, Inc.
(Registrant)

Signature	Title	Date

/s/ Richard M. Hybner	Chief Executive Officer	August 15, 2014
Richard M. Hybner