Form 10-Q
period 2014-09-30
PITOOEY!, INC.
filed 2014-11-13
CIK 1384365

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

Commission File Number 000-53991

PITOOEY!, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4622782 (I.R.S. Employer Identification No.)

10429 S. 51st Street; Suite 225

Phoenix, AZ 85044

(844) 748-6639

(Address and telephone number of principal executive offices)

15685 N. Cave Creek Road; Suite 101

Phoenix, AZ 85032

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	103,762,923 shares
Class)	(Outstanding as at November 13, 2014)

PITOOEY!, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

PITOOEY!, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$0	$142,029
Notes receivable	—	75,000
Deposits and prepaid expenses	—	200
Total current assets	0	217,229

Fixed assets:
Total fixed assets, net	19,097	29,627

Total assets	$19,097	$246,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$275,785	$251,473
Accrued liabilities	251,507	180,217
Notes payable, net of discount of $97,694 and $234,185, respectively	901,275	514,541
Notes payable - related parties, net of discount of $24,940 and 101,482, respectively	171,392	211,326
Total current liabilities	1,599,959	1,157,557

Total liabilities	1,599,959	1,157,557

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Balance Sheets

continued

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)

Stockholders’ equity
Preferred stock:
Preferred stock, $0.001 par value, 80,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively		—
Preferred stock, Series A $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively		—
Preferred stock, Series B, $0.001 par
value, 60,000,000 shares authorized,		—
221,125 shares and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	221	—
Common stock, $0.001 par value, 400,000,000 shares authorized,
103,762,923 and 102,766,923 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively	103,763	102,818
Common stock, owed but not issued, 0 and 282,500 shares as of
September 30, 2014 and December 31, 2013, respectively	31	283
Stock Subscribed		(20,400)
Additional paid-in capital	3,688,548	2,780,482
Accumulated deficit	(5,373,424)	(3,773,884)
Total stockholders’ equity	(1,580,862)	(910,701)

Total liabilities and stockholders’ equity	$19,097	$246,856

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	Sept 30,		Sept 30,
	2014	2013	2014	2013

Revenue, net	$260	$238,346	$80,806	$355,033
Cost of goods sold	0	(44,577)	(21,498)	(70,808)

Gross profit	260	193,769	59,307	284,225

Expenses:
Advertising and marketing	8,636	214,077	27,067	507,354
Depreciation	3,511	4,245	10,531	10,976
Executive compensation	26,934	74,372	84,592	292,344
General and administrative expenses	25,128	93,702	186,619	392,397
Management fees - related party	—	—	—	297,127
Professional fees	748,136	340,992	840,335	600,501
Salaries and wages	13,935	380,167	130,261	762,699
Total expenses	826,280	1,107,555	1,279,406	2,863,398

Loss before other expenses	(826,019)	(913,786)	(1,220,099)	(2,579,173)

Other expenses:
Interest expense	(136,659)	(56,901)	(396,603)	(62,221)
Debt Foregivenss	—	1	15,478	1
Other Income (expense)	1,225	(1)	1,682	—
Total other expenses	(135,434)	(56,901)	(379,442)	(62,220)

Loss before provision for income taxes	(961,453)	(970,687)	(1,599,541)	(2,641,393)

Provision for income taxes	—	—	—	—

Net loss	$(961,453)	$(970,687)	$(1,599,541)	$(2,641,393)

Weighted average number of	103,430,314	99,450,000	103,170,832	102,155,578
common shares outstanding - basic

Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended		For the nine months ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2014	2013	2014	2013
Operating activities
Net loss	$(961,453)	$(970,687)	$(1,599,541)	$(2,641,393)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	3,511	4,245	10,530	10,976
Gain on debt forgiveness	—	—	15,478	—
Interest expense due to discount amortization	93,950	—	316,392	—
Shares issued for services	450,000	(1,070,082)	450,000	(1,058,082)
Amortization of warrnats issued for services	161,617	—	161,617	—
Amortization of stock and warrants issued for prepaid expenses	—	151,536	—	293,046
Changes in operating assets and liabilities:
Decrease (increase) in deposits and prepaid expenses	10,698	33,486	200	2,978
Decrease (increase) in accounts receivable	—	124,996	—	108,339
Decrease (increase) in merchant reserves	9,509	—	—	—
Increase (decrease) in accounts payable	47,483	118,660	24,312	326,843
Increase (decrease) in accrued liabilities	(1,208)	—	(23,898)	—
Increase (decrease) in deferred revenue	—	(12,794)	—	46,240
Increase in accrued interest	42,207	—	79,709	—
Net cash used by operating activities	(143,687)	(1,620,640)	(565,200)	(2,911,053)

Investing activities:
Purchase of fixed assets	30,000	3,198	(0)	(53,712)
Net cash (used)/provided by investing activities	30,000	3,198	(0)	(53,712)

Financing activities:
Donated capital	—	—	—	50
Proceeds from Note receivable	—	—	75,000	—
Repayment of notes payable	(4,222)	(38,806)	(50,774)	(175,925)
Proceeds from notes payable	20,000	245,168	171,768	614,232
Repayment of notes payable - related parties	—	—	(14,622)	—
Proceeds from notes payable - related parties	—	—	2,500	80,875
Proceeds from stock subscription receivables	—	—	20,400	—
Issuances of preferred shares	60,000	—	181,900	—
Issuances of common stock	—	1,403,360	37,000	2,028,360
Net cash provided by financing activities	75,778	1,609,722	423,173	2,547,592

Net increase (decrease) in cash	(37,910)	(7,720)	(142,029)	(417,173)
Cash - beginning of the period	37,910	8,651	142,029	418,104
Cash - ending of the period	$(0)	$931	$0	$931

The accompanying notes are an integral part of these financial statements.

PITOOEY!, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended		For the nine months ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2014	2013	2014	2013
Supplemental disclosures:
Interest paid	$462	$—	13,715	$—
Income taxes paid	$—	$—	—	$—

Non-cash transactions:
Warrants issued for services	$—	$—	$—	$697,045
Number of warrants issued in connection with Notes payable	40,000	—	170,000	—
Number of warrants issued for services	1,000,000	—	1,000,000	1,100,000
Shares issued for prepaid expenses	$—	$—	$—	$236,000
Number of shares issued for prepaid expenses	—	—	—	590,000
Shares issued for services	$450,000	$624,000	$450,000	$636,000
Number of shares issued for services	600,000	1,560,000	600,000	1,590,000

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

For the periods ended in 2014, the consolidated financial statements include the accounts of PITOOEY! Inc., Choice One Mobile, Inc., and PITOOEY! Mobile, Inc. For the periods ended in 2013, the consolidated financial statements include the accounts of PITOOEY! Inc., Choice One Mobile, Inc., PITOOEY! Mobile, Inc. and Rockstar Digital, Inc. All significant intercompany balances and transactions have been eliminated. For 2014, PITOOEY!, Inc., Choice One Mobile, Inc., and PITOOEY! Mobile, Inc. will be collectively referred herein to as the “Company.” For 2013, PITOOEY!, Inc., Choice One Mobile, Inc., PITOOEY! Mobile, Inc. and Rockstar Digital, Inc. will be collectively referred herein to as the “Company”.

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

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Subscriptions Receivable

Once the Company receives a firm commitment from an investor to provide either a loan or an equity investment, the Company records that commitment as a subscription receivable and a credit to the related liability or equity account. Subscription receivables for stock purchases are carried in the equity section. Subscriptions for Debentures are carried as Notes Receivable – current. Commitments are evidenced by signed Note or Stock Subscription Agreements.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. During the nine months ended September 30, 2014 and the year ended December 31, 2013, there was no impairment necessary.

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

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as September 30, 2014 and December 31, 2013. Depreciation expense for the nine months ended September 30, 2014 and December 30, 2013 totaled $10,531 and $14,148, respectively.

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

Merchant Reserves

The Company processes sales through a third-party credit card merchant processor. A percentage of all sales is deducted and held by the merchant in a reserve account in the event of chargeback, refunds or customer voids. As of September 30, 2014 and December 31, 2013 there was $0 and $0 held in the merchant reserve account, respectively.

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

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs

The Company expenses all costs of advertising as incurred. During the nine months ended September 30, 2014 and 2013, advertising and marketing costs were $27,067 and $507,354, respectively.

Application Development Costs

The Company continues to evaluate the treatment of costs related to the development of apps not yet publicly launched and are in the pre-revenue stage. Such costs will be capitalized to comply with GAAP and ASC 985-10, which addresses the capitalization of the costs of computer software to be sold, leased, or otherwise marketed as a separate product or a part of a product or process, whether internally developed and produced or purchased. ASC 985-10 calls for the capitalization of costs for creating, researching, and developing any such product.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception. However, the Company will have a written policy established and approved by the Board, prior to the announcement and payment of any dividends in the future.

Recent Accounting Pronouncements

On September 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,373,424 as of September 30, 2014, and had net sales of $225 and $80,771 during the three and nine months ended September 30, 2014, respectively.

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

Detail on notes receivable is as follows:

	September 30,	December 31,
Notes Receivable	2014	2013
		(audited)
Note payable	$—	$75,000

Total subscriptions receivable	$—	$75,000

This Note was non-interest bearing.

Note 5 – Fixed Assets

	September 30,	December 31,
	2014	2013
		(audited)
Computer equipment	$29,779	$29,778
Furniture and equipment	13,997	13,997
Fixed assets, total	43,775	43,775
Less: accumulated depreciation	(24,678)	(14,148)
Fixed assets, net	$19,097	$29,627

Depreciation expense for the three and nine months ended September 30, 2014 were $3,511 and $10,531, respectively.

Note 6 - Deferred Revenue

As of September 30, 2014 and December 31, 2013, the Company had $0 and $0 in deferred revenue related to projects paid in advance of fulfillment.

Note 7 – Accrued Liabilities

Accrued liabilities as of September 30, 2014 and December 31, 2013 consisted of:

	September 30,	December 31,
	2014	2013
Accrued payroll	$56,722	$47,622
Accrued payroll taxes	49,978	61,334
Executive compensation	38,000	38,000
Deferred rent	—	11,273
Accrued interest	87,981	21,987
Other	18,826	—
	$251,507	$180,217

 PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000. This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each Debenture is issued until paid. As of December 31, 2013, the principal balance owed on this loan is $443,431 plus accrued interest. As of September 30, 2014, the principal balance owed on this loan is $32,431 plus accrued interest. During the three and nine months ended September 30, 2014, a total of $23,897 and $30,683, respectively has been recorded as interest expense. In connection with the April 29, 2013 Agreement and as modified by the December 2, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $25,000,000 of the Company’s common stock. As of the date of these financial statements, no shares of common stock have been issued pursuant to the Agreement.

Notes issued under this Investment Agreement are:

				Note	Note	2014
Note	Issuance	Maturity	Interest	Balance	Balance	Interest
Amount	Date	Date	Rate	12/31/13	9/30/14	Expense
60,000	5/6/14	5/6/15	8.0%	-	60,000	2,670
3,000	3/11/14	3/11/15	8.0%	-	3,000	133
1,000	3/7/14	3/7/15	8.0%	-	1,000	45
20,000	2/28/14	2/28/15	8.0%		20,000	935
5,000	2/19/14	2/19/15	8.0%	-	5,000	245
443,431	4/29/13	4/29/14	8.0%	443,431	443,431	26,655
532,431				443,431	532,431	30,683

Convertible promissory notes issued to third parties:

				Note	Note	2014	2014	Discount
Note	Issuance	Maturity	Interest	Balance	Balance	Interest	Prepayment	Amount
Amount	Date	Date	Rate	12/31/13	9/30/14	Expense	Penalty	9/30/14
32,500	8/19/13	5/21/14	8%	32,500	-	11,709	392
32,500	10/7/13	7/9/14	8%	32,500	32,500	1,953	-	-
65,000				65,000	32,500	13,662	392	-

The convertible loans and accrued interest are due and payable in full on the maturity date. The notes are convertible into shares of the Company’s par value common stock at the later of (a) maturity or (b) prepayment prior to the maturity date at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date. Resultantly, a discount of 42% of the face value of the Note was attributed to the beneficial conversion feature of the note, which amounts are being amortized over the maturity periods. As of December 31, 2013, a total of $28,720 has been amortized and recorded as interest expense, leaving a balance of $16,430 in discounts related to the beneficial conversion feature of these notes. As of September 30, 2014, a total of $45,150 has been amortized and recorded as interest expense, leaving a balance of $0 in discounts related to the beneficial conversion feature of these notes.

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

Debentures with warrants attached issued to third parties:

				Note	Warrant		Note	Note	2014	Discount
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise	Balance	Balance	Interest	Net
Amount	Date	Rate	Attached	Date	Date	Price	12/31/13	9/30/14	Expense	9/30/14
20,000	7/11/14	10%	40,000	7/11/15	7/11/17	0.50	-	20,000	444	14,012
20,000	4/22/14	10%	40,000	4/22/15	4/22/17	0.50	-	20,000	882	7,958
2,500	2/24/14	8%	5,000	2/24/15	2/24/17	0.50	-	2,500	119	1,055
40,164	2/24/14	8%	80,000	2/24/15	2/24/17	0.50	-	40,164	1,919	16,880
75,000	12/30/13	8%	150,000	12/30/14	12/30/16	0.50	75,000	75,000	4,508	24,127
10,000	11/20/13	20%	20,000	11/20/14	11/20/16	0.50	10,000	10,000	1,503	1,351
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	20,000	3,005	1,031
10,000	10/24/13	20%	20,000	10/24/14	10/24/16	0.50	10,000	10,000	1,503	514
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	20,000	3,005	1,031
20,000	10/24/13	20%	40,000	10/24/14	10/24/16	0.50	20,000	20,000	3,005	1,031
20,000	9/11/13	15%	40,000	9/11/14	9/11/16	0.50	20,000	20,000	2,254	-
100,000	7/29/13	8%	200,000	7/29/14	7/29/16	0.50	100,000	100,000	6,011	-
30,000	7/23/13	8%	60,000	7/23/14	7/23/16	0.50	30,000	30,000	1,803	-
367,664			775,000				305,000	387,664	29,961	68,990

As of September 30, 2014 and December 31, 2013, the principal balances owed on these loans are $387,664 and $305,000, respectively. Based on a valuation of the warrants using the Black-Sholes method, as of September 30, 2014 and December 31, 2013, discounts of $334,131 and $275,499, respectively, were attributed to the warrants being given in return for loans, which amount is being amortized over the respective twelve month maturity periods of the Notes. As of September 30, 2014 and December 31, 2013, a total of $282,961 and $57,743, respectively, has been amortized and recorded as interest expense, leaving a balance of $68,990 and $217,756, respectively, in discounts related to the attached warrants.

Noninterest-bearing promissory notes issued to related parties:

			Note	Note
Note	Issuance	Maturity	Balance	Balance
Amount	Date	Date	12/31/13	9/30/14
10,000	various	on demand	10,000	9,945
6,231	various	on demand	6,231	6,231
12,323	various	on demand	9,242	9,242
23,329	various	on demand	23,329	23,329
74,315	10/31/2013	on demand	72,956	72,956
126,198			121,759	121,704

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8 - Debt and Interest Expense (continued)

Debentures with warrants attached issued to related parties:

				Note	Warrant		Note	Note	2014	Discount
Note	Issuance	Interest	Warrants	Due	Expiration	Exercise	Balance	Balance	Interest	Net
Amount	Date	Rate	Attached	Date	Date	Price	12/31/13	9/30/14	Expense	9/30/14
2,500	2/24/14	8%	5,000	2/24/15	2/24/17	0.50	-	2,500	119	813
75,000	12/30/13	8%	150,000	12/30/14	12/30/16	0.50	75,000	75,000	4,508	24,127
10,127	7/22/13	8%	20,000	7/22/14	7/22/16	0.50	10,000	-	-	2,872
87,627			175,000				85,000	77,500	4,627	27,812

As of September 30, 2014 and December 31, 2013, the principal balances owed on these loans are $77,500 and $85,000, respectively. Based on a valuation of the warrants using the Black-Sholes method, as of September 30, 2014 and December 31, 2013, discounts of $107,065 and $105,055, respectively, were attributed to the warrants being given in return for loans, which amount is being amortized over the respective twelve month maturity periods of the Notes. As of September 30, 2014 and December 31, 2013, a total of $79,253 and $3,573, respectively, has been amortized and recorded as interest expense, leaving a balance of $27,812 and $101,482, respectively, in discounts related to the attached warrants.

Other promissory notes issued:

*Shareholder-payments of principal and interest due at the end of each month.

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

For the three months and nine months ended September 30, 2014 quarter ended no executive salaries were deferred. During the year ended December 31, 2013, two of the Company’s officers had been deferring salaries earned. As of September 30, 2014 and December 31, 2013, the Company has accrued executive compensation to these two officers totaling $38,000.

 PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 - Commitments and Contingencies

Office Facility Lease - The Company had leased its office facility under an operating lease agreement that was to expire May 31, 2016. On August 29, 2014, the Company and lessor of this lease, upon mutual agreement, terminated the lease, with no additional obligation. On September 1, 2014, the Company entered into a new lease with another lessor for office space, in another physical location, expiring September 30, 2015. The Company recognizes rent expense on a straight-line basis over the lease period.

Equipment Lease - The Company has leases on two pieces of equipment under an operating lease that expires April 28, 2016. The Company recognizes rent expense on a straight-line basis over the lease period.

Rental expense was $17,753 and $32,106 for the three and nine months ended September 30, 2014. Beginning September 1, 2014, the monetary rental expense is $2,661, inclusive of tax, each month.

The Company’s minimum payments under non-cancelable operating leases for equipment and office space having initial terms in excess of one year are as follows at September 30, 2014:

Year Ending	Operating
December 31,	Leases
2014	$8,682
2015	26,946
2016	1,200
Thereafter	0
Total minimum lease payments	$36,828

On March 18, 2013, the Company received a lawsuit brought by a former employee who claimed wrongful discharge and requesting payment of $282,692 in base salary and payment for 3,975,000 shares of the Company’s common stock that he was awarded a part of his employment agreement. The Company is attempting to recover these shares based on its determination that the employee was terminated for cause. On December 23, 2013, the Company commenced litigation against the claimant for defamation, intentional interference with prospective business relations, misappropriation of trade secrets, civil conspiracy, and seeking an injunction against harassment. The claimant responded to the complaint by filing a motion to dismiss his claims March 17, 2014. Although the claimant has made no formal, legal claims against the Company, it is anticipated that he may make one or more of his previously-threatened claims as a counterclaim in the case. To the extent the claims are based on his previous allegations, the Company views them as frivolous and unsupported and, therefore, has made no accrual provisions for potential losses.

On October 31, 2013, the Company entered into a settlement agreement with certain former employees for the Company to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar. In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar. The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees. The Company estimated this liability at $30,000 which they have recorded in accrued liabilities.

On July 29, 2014, a default judgment was issued against the company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.

This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013. On September 25, 2013, the Company cancelled the agreement, because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms.

As of this filing, the parties have mutually agreed to an out of court settlement, which provides payments over time by the Company and the termination of any subsequent legal documents.

 PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 10 - Income Taxes

For the three and nine months ended September 30, 2014, and for the year ended December 31, 2013 the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2014 and December 31, 2013, the Company had approximately $5,281,800 and $3,682,360 of federal net operating losses, respectively. At September 30, 2014 and December 31, 2013, the Company had approximately $5,219,255 and $3,622,254 of state net operating losses, respectively. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2027. The state net operating loss carryforwards have started to expire. The provision for income taxes consisted of the following components as of September 30, 2014 and December 31, 2013:

In assessing the recovery of the deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, Management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2014 and December 31, 2013, and recorded a full valuation allowance.

Reconciliation between the statutory and the effective rate is as follows:

Note 11 - Stockholders’ Equity

The Company is authorized to issue 400,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.

In January, 2014, the Company issued 220,000 shares of its common stock that had been paid for as of December 31, 2013. In May 2014, the Company issued 32,500 shares of its common stock that had been paid for as of December 31, 2013.

In January, 2014, the Company received $20,400 in Subscriptions Receivable for 51,000 shares that were committed to be purchased as of December 31, 2013.

In March, 2014, the Company sold 92,500 shares of common stock, at $0.40 per share, to four investors for $37,000.

In May and June 2014 the Company sold 146,125 shares of the Company’s Preferred Series B shares for $121,900. In July and August, 2014 the Company sold 75,000 shares of the Company’s Preferred Series B shares for $60,000.These shares were unissued as of September 30, 2014.

On August 20, 2014, the Company issued 600,000 shares of restricted common stock for consulting services. These shares were valued at $450,000, which cost was expensed as Professional Development Consulting in May and June, 2014 when the shares were authorized.

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 12 - Warrants and Options

Warrants issued in 2014:

	Debenture	Warrants	Warrant
Issuance	Associated	Issued for	Expiration	Exercise
Date	Warrants	Services	Date	Price
7/29/14		1,000,000	4/29/19	0.09
7/11/14	40,000		7/11/17	0.50
4/22/14	40,000		4/22/17	0.50
2/24/14	5,000		2/24/17	0.50
2/24/14	5,000		2/24/17	0.50
2/24/14	80,000		2/24/17	0.50
	170,000	1,000,000

See “Note 8 - Debt and Interest Expense” for additional discussion regarding warrants issued in connection with debenture issuances.

The following is a summary of the status of all of the Company’s stock warrants issued through September 30, 2014:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at December 31, 2012	-	$-
Granted	1,880,000	0.99
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2013	1,880,000	0.99
Granted	90,000	0.50
Exercised	-	-
Canceled	-	-
Outstanding at March 31, 2014	1,970,000	0.96
Granted	40,000	0.50
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2014	2,010,000	$0.96
Granted	1,040,000	0.11
Exercised	-	-
Canceled	-	-
Outstanding at September 30, 2014	3,050,000	$0.67
Warrants exercisable at December 31, 2013	1,880,000	$0.99
Warrants exercisable at September 30, 2014	2,100,000	$0.93

PITOOEY!, Inc.

Notes to Condensed Consolidated Financial Statements

Note 12 - Warrants and Options (continued)

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2014:

	WARRANTS EXERCISABLE
	Number of	Weighted-
Range of	Shares	Average
Exercise Price	Exercisable	Exercise Price
$ 0.50 - $1.75	2,050,000	$0.95
$0.09	50,000	0.09
	2,100,000	$0.93

The following tables summarize information about warrants outstanding and exercisable at September 30, 2014:

	WARRANTS OUTSTANDING
		Weighted-Average
	Number of	Remaining	Weighted-
Range of	Shares	Contractual	Average
Exercise Price	Outstanding	Life in Years	Exercise Price
$ 0.50 - $1.75	2,050,000	1.01	$0.95
$0.09	1,000,000	4.82	0.09
	3,050,000	1.01	$0.67

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

On February 28, 2014 effective March 3, 2014, the Company entered into an agreement with a consultant to design and develop the Company’s Legal 420 mobile app the purpose of which is to create share information regarding the current changes in the medical marijuana marketplace. Compensation for this project is comprised of $25,000 in cash and issuance of 300,000 shares of the Company’s common stock.

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

On July 25, 2014, in anticipation of the official termination of an agreement with one of its consultants to develop the Company’s RAADR mobile app, and anticipated mutual acceptance of such official termination, said consultant refunded $10,000 to Company; and 300,000 shares of the Company’s common stock was forfeited.

On July 29, 2014 (the “Effective date”), the Company entered into an agreement with cmdR Consulting, to develop the Company’s RAADR mobile app, the purpose of which is to develop a subscriber-like mobile application to allow the monitoring of a variety of forms of social mention in social media. Contractual details call for an initial payment of $40,000, an additional payment of $30,000 in December, 2014 and five monthly payments of $10,000 commencing in January, 2015. In addition, stock options of up to 1,120,000 shares, with a strike price of $0.09, were granted for achieving certain milestones including an expected launch date in Fall 2014, with pre-registration to begin early September, 2014. In addition, a user-based bonus of $0.20 per user will be paid if the platform exceeds 330,000 users by December 31, 2014.

Note 14 - Related Party Transactions

During the year ended December 31, 2013, two of the Company’s officers have been deferring salaries earned. As of December 31, 2013, the Company has accrued executive compensation to these two officers totaling $38,000. This amount remains outstanding as of September 30, 2014.

On February 24, 2014, the Company issued a debenture to a related party for $2,500, paying 8% interest. The debenture included 5,000 warrants exercisable until February 24, 2017 at an exercise price of $0.50 per share.

PITOOEY!, INC.

Notes to Condensed Consolidated Financial Statements

Note 15 - Subsequent Events

On April 17, 2014 effective May 1, 2014, the Company entered into an agreement with a consultant to design and develop the Company’s RAADR mobile app, the purpose of which is to provide customers a mobile application system to allow monitoring of various forms of social media. Compensation for this project is comprised of $25,000 in cash and issuance of 300,000 shares of the Company’s common stock. This agreement was terminated by mutual agreement between both parties on October 1, 2014.

On October 21, 2014, the Company entered into a marketing agreement with a corporation to provide brand recognition, public relations, investor relations, and marketing services on behalf of the Company. Payment is in cash, beginning with $18,000 upon signing and then $9,500 per bi-weekly period through the end of December, 2014, for total payments of $75,000. The contract is expected to be completed by February 20, 2015.

On October 22, 2014 the Company sold 66,250 shares of Preferred (Series B) stock for $53,000. On October 24, 2014 the Company sold 31,250 shares of Preferred (Series B) stock for $25,000.

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

Results of Operations

Due to the recent addition of new business operations and service lines, comparisons of operating results between the three and nine month periods ended September 30 , 2014 and 2013 may not be materially reflective of our continuing and future operations.

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

It is anticipated that the method of revenue generation will change late in Calendar 2014 from the aforementioned Choice One Mobile, Inc. model to one that is based on monthly-recurring paid subscriptions from the RAADR application, currently under development.

Through the periods covered in this report, our PITOOEY! Mobile subsidiary has not generated any revenues.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue was comprised, as follows:

	Three months ended
	September 30,		Increase (Decrease)
	2014	2013	$	%
Revenue, gross	$260	$296,425	$(296,166)	-100%
Less: Discounts and refunds	-	(58,079)	58,079	-100%

Revenue, net	$260	$238,346	(238,087)	-100%

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine months ended
	September 30,		Increase (Decrease)
	2014	2013	$	%
Revenue, gross	$87,679	$473,148	$(385,470)	-81%
Less: Discounts and refunds	(6,873)	(118,115)	111,242	-94%

Revenue, net	$80,806	$355,033	(274,228)	-77%

In the normal course of our business, the bulk of our sales are paid and rendered either immediately or on a monthly basis. These sales are recognized as revenue at the time of the transaction. Periodically, we enter into longer-term arrangements with clients, whereby they pay for three to 12 months of service up-front. These sales are recorded as deferred revenue and recognized as revenue over the actual life of the arrangement. During the three and nine months ended September 30, 2014, we recorded $0 and $0, respectively, in deferred revenue and recognized $0 and $0, respectively as revenue earned during the period.

Costs of sales consist primarily of credit card merchant fees, commissions paid to sales staff and fees paid to contractors directly attributable to specific clients. A vast majority of our services incur few direct, unique and immediately identifiable costs per client. During the three and nine months ended September 30, 2014, costs of sales totaled $0 and $21,498, respectively as compared to $44,577 and $70,808 for the same periods ended September 30, 2013. Cost of sales declined in the third quarter due to cessation of development costs for our revenue generating software. After accounting for costs of sales, we realized a gross profit of $260 and $59,307 during the three and nine months ended September 30, 2014 as compared to $193,769 and $284,225 for the same periods ended September 30, 2013.

Factors Affecting Future Growth

We are continuously refining our services to maximize revenue, while providing a rate of return to business customers greater than they would be able to obtain advertising or marketing through traditional media outlets. Blending the two disparate objectives is an art form that we are attempting to master and slight dips in revenue may occur in future periods, as a result. We are actively pursuing the following operational objectives:

1.	RAADR. The Company considers the completion of the development of this app and the subsequent launch a key strategic initiative in 2014. As such, Company Management is working to develop and refine RAADR functionality and focus on revenue generation for RAADR through strategic alliances, revenue-share opportunities, and stand-alone mobile app customer subscription agreements.

2.	Legal 420. The Company is currently evaluating the appropriate market positions of this app in its strategic plan. Company management expects to make further investments in app development, with a focus on primary revenue generation from advertising sources and subsequent user subscriptions as early as Q1 2015.

3.	The PITOOEY!TM iPhone ® app is a preference based, searchable ad network. The PITOOEY! app provides businesses with a unique engagement tool while serving consumers deals, valuable content, and location-based information. Our third party development team has been engaged in refining the consumer experience, as well as the back-end mechanics, to ensure adoption of Version 2 of the app. We have experienced delays in the release of our app and are currently working internally to assure a timely launch of the best software product we can possibly construct. As a result, we are currently unable to disclose a specific time frame the release of Version 2.

4.	Choice One Mobile, Inc. previously launched the C1M affiliate program to allow credit card processing companies to provide its agents an additional revenue stream by selling C1M's mobile and social media services to existing merchant clientele. The benefits for Choice One Mobile include greater market penetration, with lower overhead and customer acquisition costs. We began negotiations with several large credit card processing companies and independent sales organizations. As of the date of this quarterly report, we have not entered into any contractual relationships.

Costs and Operating Expenses

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

For the three months ended September 30, 2014 and 2013, the components of our operating expenses were, as follows:

	Three months ended
	September 30,		Increase (Decrease)
Operating Expenses:	2014	2013	$	%
Advertising and marketing	$8,636	$214,077	$(205,441)	N/A
Depreciation	3,511	4,245	(734)	N/A
Executive compensation	26,934	74,372	(47,438)	64%
General and administrative	25,128	93,702	(68,574)	73%
Management fees - related party	-	-	-	N/A
Professional fees	748,136	340,992	407,144	-119%
Salaries and wages	13,935	380,167	(366,232)	N/A
Total operating expenses	826,280	1,107,555	(281,275)	25%

Operating loss	(826,020)	(913,786)	87,766	10%

Other expenses:
Interest expense	(136,659)	(56,901)	(79,758)	-140%
Foregiveness of debt	-	1	(1)	N/A
Other income	1,225	(1)	1,226	N/A
Total other expenses	(135,434)	(56,901)	(78,532)	-138%
Provision for income taxes	-	-	-	N/A

Net Loss	$(961,454)	$(970,687)	$9,233	-1%

Advertising and Marketing. We are a young company attempting to establish brand recognition and have engaged third parties to assist us. Our advertising and marketing activities cost was $8,636 during the three months ended September 30, 2014. In the comparable period ended September 30, 2013, we incurred $214,077 in advertising and marketing expenses. We expect to increase our advertising and marketing budget to coincide with the launch of the RAADR app, although the timing of such increase cannot yet be determined.

Depreciation. Depreciation expense related to our computers, furniture and office equipment was $3,511 during the quarter ended September 30, 2014. In the comparable period ended September 30, 2013, it was $4,245.

Executive Compensation. Executive compensation paid to our corporate officers and directors was $26,934 during the three months ended September 30, 2014 and $74,372 in the comparable period ended September 30, 2013.

General and Administrative. In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the three month ended September 30, 2014, general and administrative expenses were $25,308. Comparatively, general and administrative expenses were $93,702 in the period ended September 30, 2013.

Professional Fees. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY! TM app, which will have an adverse effect on our operating results for the foreseeable future. During the period ended September 30, 2014, we incurred $748,136 in professional fees, primarily due to development costs for the Company’s Raadr product, as compared to $340,922 for the period ended September 30, 2013.

Salaries and Wages. As of September 30, 2014, we have 4 employees. Salaries and wages paid during the quarters ended September 30, 2014 and 2013 were $13,935 and $380,167, respectively. Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense. During the three months ended September 30, 2014, we incurred $136,659 of interest expense related to our notes payable. In the period ended September 30, 2013, interest expense was $56,901.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

For the nine months ended September 30, 2014 and 2013, the components of our operating expenses were, as follows:

	Nine months ended
	September 30,		Increase (Decrease)
Operating Expenses:	2014	2013	$	%
Advertising and marketing	$27,067	$507,354	$(480,287)	N/A
Depreciation	10,531	10,976	(445)	N/A
Executive compensation	84,592	292,344	(207,752)	71%
General and administrative	186,619	392,397	(205,778)	52%
Management fees - related party	-	297,127	(297,127)	N/A
Professional fees	840,335	600,501	239,834	-40%
Salaries and wages	130,261	762,699	(632,438)	N/A
Total operating expenses	1,279,406	2,863,398	(1,583,992)	55%

Operating loss	(1,220,099)	(2,579,173)	1,359,074	53%

Other expenses:
Interest expense	(396,603)	(62,221)	(334,382)	-537%
Interest income	-	1	(1)	-100%
Foregivenss of debt	15,478	-	15,478	N/A
Other income	1,682	-	1,682	N/A
Total other expenses	(379,442)	(62,220)	(317,222)	-510%

Provision for income taxes	-	-	-	N/A

Net Loss	$(1,599,541)	$(2,641,393)	$1,041,852	39%

Advertising and Marketing. We are a young company attempting to establish brand recognition and have engaged third parties to assist us. Our advertising and marketing activities cost $27,067 during the nine months ended September 30, 2014. In the comparable period ended September 30, 2013, we incurred $507,354 in advertising and marketing expenses. We expect to increase our advertising and marketing budget to coincide with the launch of the RAADR app, although the timing of such increase cannot yet be determined.

Depreciation. Depreciation expense related to our computers, furniture and office equipment was $10,531 during the quarter ended September 30, 2014. In the comparable period ended September 30, 2013, it was $10,976.

Executive Compensation. Executive compensation paid to our corporate officers and directors was $84,592 during the nine months ended September 30, 2014 and $292,344 in the comparable period ended September 30, 2013.

General and Administrative. In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the nine months ended September 30, 2014, general and administrative expenses were $186,799. Comparatively, general and administrative expenses were $392,397 in the period ended September 30, 2013.

Management Fees Paid to a Related Party. On December 27, 2012, we entered into a professional service agreement with a related entity for use of client services staff, human resource functions, administrative support and office space and equipment. This agreement terminated in December 2013. During the nine months ended September 30, 2014 and 2013, total management fees paid to the related entity was $0 and $297,127, respectively.

Professional Fees. We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission and significant increases in research and development expenses related to our proprietary PITOOEY! TM app, which will have an adverse effect on our operating results for the foreseeable future. During the period ended September 30, 2014, we incurred $840,335 in professional fees, primarily for development of the Company’s Raadr product, as compared to $600,501 for the period ended September 30, 2013.

Salaries and Wages. As of September 30, 2014, we have 4 employees. Salaries and wages paid during the quarters ended September 30, 2014 and 2013 were $130,261 and $762,699, respectively. Our staffing levels tend to fluctuate substantially from month-to-month; therefore, it is difficult to forecast changes in salaries and wages from period to period.

Interest Expense. During the nine months ended September 30, 2014, we incurred $396,603 of interest expense related to our notes payable. In the period ended September 30, 2013, interest expense was $62,221.

Net Loss

Our net loss for the three and nine months ended September 30, 2014 was $961,454 and $1,599,541, respectively, compared to net losses of $970,687 and $2,641,393, respectively, for the same periods ended September 30, 2013. We expect to continue to incur net losses for the foreseeable future and cannot assure you when, if ever, we will be able to mitigate our losses or begin to achieve profitability. Our Management believes that expansion of our operations and continued global economic uncertainty are likely to continue to adversely affect our operating results and will lead to net losses for at least the next 12 months of operations.

Liquidity and Capital Resources

As of September 30, 2014, we had $0 in cash. To date, we have financed our operations through the issuance of stock and debt securities, in addition to sales-generated revenue. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

	Three months ended
	September 30,
	2014	2013
Net cash used by operating activities	$(143,687)	$(1,620,640)
Net cash provided by investing activities	30,000	3,198
Net cash provided by financing activities	75,778	1,609,722
Net increase (decrease) in cash	(37,910)	(7,720)
Cash at the beginning of period	37,910	8,651
Cash at the end of period	$0	$931

Operating Activities. Net cash used in operating activities was $143,687 for the three months ended September 30, 2014. In comparison, our net cash used during the three months ended September 30, 2013 was $1,620,640, the bulk of which was attributable to increased expenditures, in 2013, related to our initial entry into the digital media marketing space and development of our PITOOEY!TM app. Our Management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY!TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing Activities. During the three months ended September 30, 2014 we reversed the capitalization of $30,000 of Work in Process-Software due to revaluation of the finalized Raadr contract and for the three months ended September 30, 2013, we purchased $0. The $30,000 revision was expensed to Professional Fees. We do expect to make material investments in software development, furniture, fixtures and equipment during the next 12 months of operations.

Financing Activities. Net cash provided by financing activities for the three months ended September 30, 2014 was $75,778, as compared to $1,609,722 for the comparable period ended September 30, 2013. During 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities. To that end, for the three months ended September 30, 2014 and 2013, we obtained financing in the form of loans totaling $20,000 and $235,168, respectively, from third party sources. Also during the three month periods ended September 30, 2014 and 2013, we repaid $4,222 of our third party notes payable. In addition we issued $20,000 and $245,168 in debt securities, during the three months ended September 30, 2014 and 2013, respectively. We sold a total of $0 and $1,403,360, respectively, of common stock and $60,000 and $0, respectively, of preferred stock. We expect to use future sources of cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net Change in Cash. During the three months ended September 30, 2014, we experienced a net decrease in cash on hand of $37,910. Comparatively, we had a net decrease in cash of $7,720 during the three months ended September 30, 2013.

	Nine months ended
	September 30,
	2014	2013
Net cash used by operating activities	$(565,200)	$(2,911,053)
Net cash used by investing activities	(0)	(53,712)
Net cash provided by financing activities	423,173	2,547,592
Net increase (decrease) in cash	(142,029)	(417,173)
Cash at the beginning of period	142,029	418,104
Cash at the end of period	$0	$931

Operating Activities. Net cash used in operating activities was $565,200 for the nine months ended September 30, 2014. In comparison, our net cash used during the nine months ended September 30, 2013 was $2,911,053 the bulk of which was attributable to increased expenditures, in 2013, related to our initial entry into the digital media marketing space and development of our PITOOEY!TM app. Our Management expects to continue to experience net cash outflows related to operating activities for at least the next fiscal year, related primarily to continued PITOOEY!TM app development, expansion of our service offerings and continued growth of our base of operations.

Investing Activities. During the nine months ended September 30, 2014 and 2013 we purchased $0 and $0 in fixed assets, respectively. We do expect to make material investments in software development, furniture, fixtures and equipment during the next 12 months of operations.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $423,173, as compared to $2,547,592 for the comparable period ended September 30, 2013. During 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities. To that end, for the nine months ended September 30, 2014 and 2013, we obtained financing in the form of loans totaling $171,768 and $614,232, respectively, from third party sources. Also during the nine month periods ended September 30, 2014 and 2013, we repaid $50,774 and $14,622, respectively, of our third party notes payable and $14,622 and $0, respectively, of related party notes payable. For the nine months ended September 30, 2014 and 2013, we obtained financing in the form of related party loans totaling $2,500 and $80,875, respectively. In addition to issuing debt securities, during the nine months ended September 30, 2014 and 2013, we sold a total of $37,000 and $2,028,360, respectively, of common stock and $181,900 and $0, respectively, of preferred stock. We expect to use future sources of cash to invest in our core businesses, including new product and service innovations, advertising and marketing, as well as the capital expenditures in the expansion of our business.

Net Change in Cash. During the nine months ended September 30, 2014, we experienced a net decrease in cash on hand of $142,029. Comparatively, we had a net decrease in cash of $417,173 during the nine months ended September 30, 2013.

Factors Affecting Future Growth

We expect to require significant capital to continue to fund the activities related to development of the RAADR app, while reducing significantly our investment activities in the development of the PITOOEY! app. Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013. On September 25, 2013, the Company cancelled the agreement, because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms.

As of this filing, the parties have mutually agreed to an out of court settlement, which provides payments over time by the Company and the termination of any subsequent legal documents.

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

On July 11, 2014 we issued a 10% debenture, totaling a principal amount of $20,000 payable on or before the 11th day of July, 2015 with attached warrants to purchase up to 40,000 shares of the Company’s common stock at a price of $.50 per share at any time prior to the 11th day of July, 2017.

In the months of May through August, 2014 we issued 221,125 shares of Preferred (Series B) shares of Company stock for $181,900.The securities were issued without registration in reliance on the exemption from registration in section 4(a)(2) of the Securities Act of 1933 because the offer and sale was made only to accredited investors as defined in Rule 501 of Regulation D without general solicitation or advertising; and the purchasers given access to information about our business and the opportunity to ask questions and receive answers about our business prior to making any investment decision.

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

On September 13, 2014, Jacob DiMartino informed the Company that he had accepted employment with an unrelated firm in an undefined corporate position. At this time, he retains the position of President and Chief Financial Officer and Sole Board Member. While timing is not known, the Company anticipates changes to Mr. DiMartino’s status in the near future.

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

PITOOEY!, Inc.
(Registrant)

Signature	Title	Date

/s/ Richard M. Hybner	Chief Executive Officer	November 10, 2014
Richard M. Hybner