Form 10-Q/A
period 2014-09-30
PITOOEY!, INC.
filed 2014-11-19
CIK 1384365

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

Other promissory notes issued:

				Note	Note	2014
Note	Issuance	Maturity	Interest	Balance	Balance	Interest
Amount	Date	Date	Rate	12/31/13	9/30/14	Expense
50,000*	4/8/13	5/31/14	10%	28,778	10,504	1,053
8,102	various	2/28/13	0%	8,000	8,102	-
58,102				36,778	18,606	1,053

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