Form 10-K
period 2014-12-31
RAADR, INC.
filed 2015-09-16
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-53991

RAADR, INC.

(formerly PITOOEY!, INC.)

(Name of small business issuer in its charter)

Nevada	20-4622782
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2432 West Peoria Ave, Suite 1346 Phoenix, AZ	85029
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 755 0591

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

____
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 computed by reference to the price at which the common equity was last sold was $44,577,405 based on a share price of $0.59.

As of August 31, 2015, there were 134,096,923 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

RAADR, INC.

(formerly PITOOEY!, INC.)

FORM 10-K

For the years ended December 31, 2014 and 2013

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

PART I

ITEM 1. BUSINESS

Business Development and Summary

We were originally incorporated in the State of Nevada on March 29, 2006, under the name “White Dental Supply, Inc.”  We were authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $0.001 par value preferred stock.  On January 7, 2013, our Board of Directors authorized, and a majority of the stockholders ratified, by written consent, resolutions to change our corporate name to PITOOEY!, Inc. and to increase the number of shares we are authorized to issue to 400,000,000 shares of $0.001 par value common stock and 100,000,000 shares of $0.001 par value preferred stock.  The name change and increase in authorized capital became effective with the State of Nevada on February 7, 2013.  On July 29, 2015, the Company changed their name to Raadr, Inc. The name change was effective with the State of Nevada on July 29, 2015.

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

Our administrative office is located at 2432 West Peoria Ave , Suite 1346, Phoenix, AZ 85029

Our fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

RAADR

As the digital world of the 21st Century continues to evolve, parents, guardians, and children are faced with challenges and threats not just in the real world, but in the omnipresent realm of Social Media as well. Raadr, Inc., makers of the proprietary technology application RAADR© have developed a web based tool that provides families with peace of mind when it comes to knowing that children are safe from bullying and predatory behavior unfortunately so prevalent today.

By customizing their own unique monitoring and alert settings, parents and guardians can be alerted when their children’s Facebook, Twitter, Instagram and other pertinent social media platforms under scrutiny become posted with inappropriate language. By utilizing customized keywords chosen by the user that are added to an already existing database, parents and guardians can carry a sense of assuredness that the youth they love and are responsible for are safe and acting in a fun, yet appropriate manner.

No parent or guardian has the time or resources to be in constant surveillance of all the Social Media platforms in which their children might be active. Nor do most children want intense scrutiny of their updates and postings, despite the best intentions. You want to trust your children, while at the same time knowing that you are protecting them.

RAADR© gives families the ability to protect their image, combat erroneous postings and for individuals safeguard their children from online bullying.

Raadr, Inc. makers of the proprietary technology application RAADR© is a software development and mobile application developer formed in late 2012. The Company’s core competency is focused on building and acquiring apps and other products, services and companies to build a nationwide network of related businesses that are positioned to serve the mobile app development needs of small businesses and individuals.

This summary serves as a basic overview to the functions and features the RAADR platform currently has and will have in the near future. Many of these can be viewed in whole or in part at: www.raadr.com.

-- Social Media Monitoring –

First and foremost, RAADR assists parents in the monitoring of what their children are posting online. There are such a large number of social media platforms these days that it is too much for any parent to keep up with and more importantly, spot the potential dangers or issues in what a child is posting online. Also, most parents only hear about certain social networks long after their children have already been using them for a while. Everyone has heard of Facebook, Instagram, Twitter, Snapchat, etc. but few parents know sites like Phhoto, YouNow, and Periscope, exist much less why they might want to be monitoring them.  With RAADR, keeping up-to-date with all of these and more is as simple as clicks of a button.

One of the commonly asked questions is, How will I know what my child’s account name is so I can track it? That’s a big part of what we want RAADR to help parents with. Rather than needing to know every account name, we really just need your child’s name to get started. The more information a parent is able to provide, the faster and easier it will be to find new profiles on other social media sites. For example, if a parent adds a child’s name, Instagram username, and zip code, we will have a much easier time looking for whether or not their child also has a Facebook, Twitter, SnapChat, etc.

-- Facial Recognition –

This is where our facial recognition software comes into play as well. Many children are constantly uploading pictures of themselves and their friends. This allows us to start to track where else the children might be posting pictures of themselves. Facial recognition comes into play even more so for scenarios where children might try and create accounts with an alias. Regardless, they still use their own pictures making it easy to track and notify parents when a new account is registered and using their children’s pictures.

There are multiple other applications for facial recognition online but one of the others we focus on is, notifying parents when their child’s picture might appear with malicious or harmful words. Children often post pictures of  other peers as a form of online bullying or other unfortunate intent.  These can be seen and identified to be brought to the parents attention without parents needing to constantly search various websites, most of which they’ll never even hear of.

-- Other Features –

In addition to the social media and facial recognition aspects, parents will be able to see private messages with the use of the extension, view browser history, get real time alerts as RAADR finds potential problems, and much more. These are just the beginning and the system can be modified to fit a number of different verticals.

As of July 1st 2015 the RAADR software is live online at www.raadr.com

The launch of the RAADR application on IOS and ANDROID is scheduled for late September 2015.

We have discontinued offering services through our wholly owned  subsidiaries PITOOEY MOBILE INC. and CHOICE ONE MOBILE INC.

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

3.

The public may read and copy any materials Raadr, Inc. files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Raadr, Inc. uses office space at 2432 West Peoria Ave., Suite 1346, Phoenix, Arizona 85029.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

As of December 31, 2014, no substantial public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Holders

As of August 31, 2015, we have 134,096,923 shares of $0.001 par value common stock issued and outstanding held by 107 shareholders of record.  Our transfer agent is Manhattan Transfer Registrar Company, 57 Eastwood Road, Miller Place, NY 11764, phone (800) 786-0362.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2014.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we sold 92,500 shares of Common Stock at $0.40 per share for total gross proceeds of $37,000.    There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

In May and June 2014, the Company sold 146,125 shares of the Company’s Series B Convertible Preferred ("Series B") for $121,900.  In July and August 2014, the Company sold 75,000 shares of the Series B for $60,000. On October 22, 2014 the Company sold 66,250 shares of Series B for $53,000. On October 24, 2014 the Company sold 31,250 shares of Series B for $25,000.  There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  When the designation is filed and the certificates are issued, the shares will bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Raadr, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

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

Results of Operations for the years ended December 31, 2014 and 2013

Due to the recent addition of new business operations and service lines, comparisons of operating results between the years ended December 31, 2014 and 2013 may not be materially reflective of our continuing and future operations.

Revenue

During the year ended December 31, 2014, revenues were $82,055, a decrease of $245,896 or 75.0% from the prior comparable year of $327,951. The decrease in revenues related to shutting down our sales floor and discontinuing our social media marketing services that were sold through our wholly owned subsidiary Choice One Mobile. The Company and its board were all in favor of  just focusing on launching our featured product which is raadr.com. The decrease in cost of revenues and gross profit was primarily due to the decrease in revenues.

Costs and Operating Expenses

During the year ended December 31, 2014, operating expenses were $1,499,504, a decrease of $2,114,859 or 58.5% from the prior comparable year of $3,614,363. The decrease in revenues related to the reduction of operations due to the limited capital available.

Executive Compensation.  Executive compensation paid to officers and directors of the Company was $94,834 during the year ended December 31, 2014 compared to $351,218 during the year ended December 31, 2013, a decrease of $256,384 or 79.4%.  The decrease related to executive officers added in 2013 and terminated in early 2014 due to the limited amount of capital on hand.

General and Administrative. In the normal course of our operations, the Company incurs various expenses, including, but not limited to, utilities, office supplies, travel, employee benefits, rent, postage and shipping expenses.  General and administrative expenses during the year ended December 31, 2014 were $234,796 compared to $$553,135 during the year ended December 31, 2013, a decrease of $318,339 or 57.6%. The decrease was primarily due to the reduction of employees and overhead due to limited operations in 2014 due to cash flow constraints.

Professional Fees.  Professional fees typically consist of research and development expenses related to our PITOOEY! TM app, technology related to our Mobile Caviar SM services and various other mobile technology service offerings, in legal and other professional fees, marketing and shareholder services and non cash costs associated with stock and warrant issuances. Professional fees during the year ended December 31, 2014 were $897,981 compared to $1,262,409 during the year ended December 31, 2013, a decrease of $364,458 or 28.9%. The decrease during 2014 primarily related to limited cash available for development of additional products.  In addition, during 2014 we relied primarily upon issuances of common stock and other equity instruments to pay for professional development and shareholder services.

Interest Expense.  During the year ended December 31, 2014 interest expense was $528,816 compared to $118,748 during the year ended December 31, 2013, an increase of $410,068 or 266.2%. The increase in interest expense related to the amortization of discounts on notes payable issued in 2013 and 2014.

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

Liquidity and Capital Resources

Operating activities.   Net cash used in operating activities was $671,680 for the year ended December 31, 2014, as compared to $1,784,416 used in operating activities for the same period in 2013.  The decrease in net loss year-over-year is mainly attributable to increased expenditures in 2013 related to our entry into the digital media marketing space and development of our PITOOEY! TM app.  During 2014, we had limited capital available and thus decrease the size of our operations to accommodate such.

Investing activities.  Net cash provided by investing activities for the year ended December 31, 2014 totaled $75,000 as compared to cash used of $72,082 for the comparable period in ended December 31, 2013.  In 2014, we received proceeds from a note receivable. In 2013, the cash was used to purchase furniture and computer equipment.

Financing activities.   Net cash provided by financing activities for the year ended December 31, 2014 was $497,140, as compared to $1,580,423 for the comparable period ended December 31, 2013.  During 2014, we funded operations through an increase in notes and sales of common and preferred stock. During the year ended December 31, 2013, we obtained significant financing in an effort to expand our operations and pursue new business opportunities.  To that end, we obtained financing in the form of promissory notes totaling $1,120,836.  In addition, we held a private offering of our Series A Preferred Stock which netted $511,000 and private offerings of our common stock which netted $228,000.

As of December 31, 2013, we had $46,192 of cash on hand.  We expect to require significant capital to continue to fund research and development activities related to development of our products.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

The following documents (pages F-1 to F-25) form part of the report on the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raadr, Inc.:

We have audited the accompanying consolidated balance sheets of Raadr, Inc. (formerly Pitooey!, Inc.) (the "Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Raadr, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, Colorado
September 4, 2015

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Balance Sheets

	As of December 31, 2014	As of December 31, 2013
Assets:
Current assets
Cash and cash equivalents	$46,192	$142,029
Notes receivable	-	75,000
Prepaid expenses and other current assets	59	200
Total current assets	46,251	217,229

Property and equipment, net	5,371	29,627
Total assets	$51,622	$246,856

Liabilities and Stockholders' Deficit
Current liabilities
Account payable	$305,790	$251,473
Accrued liabilities	351,302	180,217
Preferred stock to be issued	259,900	-
Notes payable, net of discount of $73,238 and $234,186, respectively	969,796	616,023
Related party notes payable, net of discount of $0 and $101,482, respectively	199,204	109,844
Derivative liability	67,105	-
Total current liabilities	2,153,097	1,157,557

Commitments and contingencies (Note 5)

Stockholders' Deficit:
Preferred stock; $0.001 par value; 80,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2014 and 2013, respectively	-	-
Preferred stock, Series A; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2014 and 2013, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 103,779,923 and 102,766,923 shares issued and outstanding as of December 31, 2014 and 2013, respectively.	103,780	102,818
Common stock subscribed but not paid, 0 and 51,000 shares as of December 31, 2014 and 2013, respectively.	-	(20,400)
Common stock, owed but not issued; 31,000 and 282,500 shares issued and outstanding as of December 31, 2014 and 2013, respectively.	31	283
Additional paid-in capital	3,546,251	2,780,482
Accumulated deficit	(5,751,537)	(3,773,884)
Total stockholders' deficit	(2,101,475)	(910,701)
Total liabilities and stockholders' deficit	$51,622	$246,856

See accompanying notes to the consolidated financial statements.

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Statements of Operations

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Revenue, net	$82,055	$327,951
Cost of goods sold	21,624	34,033

Gross profit	60,431	293,918

Operating expenses:
Advertising and marketing	52,168	366,541
Depreciation	11,955	14,148
Executive compensation	94,834	351,218
General and administrative expenses	234,796	553,135
Management fees - related party	-	140,285
Professional fees, including stock-based compensation of $639,841 and $885,854 in 2014 and 2013, respectively	897,951	1,262,409
Salaries and wages	207,800	926,627
Total operating expenses	1,499,504	3,614,363

Loss from operations	(1,439,073)	(3,320,445)

Other income (expense):
Interest expense	(528,816)	(118,748)
Debt forgiveness	15,478	-
Other income (expense)	(8,136)	(28,307)
Change in fair value of derivatives	(17,105)	-
Total other income (expense)	(538,579)	(147,055)

Loss before provision for income taxes	(1,977,652)	(3,467,500)

Provision for income taxes	-	(50)

Net loss	$(1,977,652)	$(3,467,550)

Basic and diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.03)
Weighted-average number of shares used in computing basic per share amounts	103,324,359	102,611,287

See accompanying notes to the consolidated financial statements.

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Statement of Stockholders' Deficit

			Preferred Stock				Common			Total
	Preferred Stock, Series A		Series A, Owed	Common Stock		Subscriptions	Stock Owed	Additional	Accumulated	Stockholder
	Shares	Amount	but not Issued	Shares	Amount	Receivable	but not Issued	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2012	-	$-	$927	99,450,000	$99,450	$-	$119	$496,124	$(306,334)	$290,286
Issuance of common stock owed but not issued	-	-	-	119,423	119	-	(119)	-	-	-
Preferred shares owed but not issued paid in 2013	927,500	927	(927)	-	-	-	-		-	-
Series A Preferred stock purchased at $0.40/share	1,307,500	1,308	-	-	-	-	-	509,692	-	511,000
Series A Preferred stock converted to common shares	(2,235,000)	(2,235)	-	2,235,000	2,235	-	-	-	-	-
Warrants issued to consultants for services	-	-	-	-	-	-	-	645,854	-	645,854
Warrants issued in connection with note issuances	-	-	-	-	-	-	-	380,554	-	380,554
Note payable discount	-	-	-	-	-	-	-	45,150	-	45,150
Common shares issued for services	-	-	-	670,000	670	-	-	455,330	-	456,000
Common shares issued at $0.40/share	-	-	-	287,500	288	-	-	114,712	-	115,000
Common shares purchased at $0.40/share but not issued	-	-	-	-	-	-	283	112,717	-	113,000
Common shares subscribed at $0.40/sh but not paid	-	-	-	-	51	(20,400)	-	20,349	-	-
Common shares donated	-	-	-	5,000	5	-	-	-	-	5
Net loss	-	-	-	-	-	-	-	-	(3,467,550)	(3,467,550)
Balance, December 31, 2013	-	-	-	102,766,923	102,818	(20,400)	283	2,780,482	(3,773,884)	(910,700)
Proceeds from stock subscription receivable	-	-	-	51,000	-	20,400	-	-	-	20,400
Common stock issued for proceeds previously received	-	-	-	252,500	252	-	(252)	-	-	-
Common stock sold for cash	-	-	-	92,500	93	-	-	36,907	-	37,000
Warrants issued in connection with note issuances	-	-	-	-	-	-	-	78,462	-	78,462
Common shares issued for services	-	-	-	617,000	617	-	-	456,183	-	456,800
Imputed interest on notes payable	-	-	-	-	-	-	-	11,176	-	11,176
Warrants issued to consultants for services and settlements	-	-	-	-	-	-	-	183,041	-	183,041
Net loss	-	-	-	-	-	-	-	-	(1,977,652)	(1,977,652)
Balance, December 31, 2014	-	$-	$-	103,779,923	$103,780	$-	$31	$3,546,251	$(5,751,536)	$(2,101,473)

See accompanying notes to the consolidated financial statements.

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,977,653)	$(3,467,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	639,841	-
Depreciation and amortization	11,955	14,148
Loss on derivative liability	17,105	-
Accretion of debt discount	408,588	90,037
Imputed interest on notes payable	11,176	-
Loss on disposal of assets	8,598	28,307
Non cash advertising & marketing expense	-	12,000
Gain on forgiveness of debt	(15,478)	(7,250)
Amortization of stock and warrants issued for prepaid expenses	-	1,089,854
Changes in operating assets and liabilities:
Prepaid expenses	141	29,800
Accounts payable	69,795	246,021
Accrued liabilities	154,252	180,217
Net cash used in operating activities	(671,680)	(1,784,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	3,703	-
Purchase of property and equipment	-	(72,082)
Proceeds from notes receivable	75,000	-
Net cash provided by (used in) investing activities	78,703	(72,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	242,426	834,931
Repayment of notes payable	(50,774)	(63,722)
Payments on related party notes payable	(14,622)	(215,698)
Proceeds from issuance of related parties notes payable	2,810	285,905
Proceeds from subscription receivable	20,400	-
Proceeds from sale of preferred stock	259,900	511,000
Proceeds from sale of common stock	37,000	228,007
Net cash provided by financing activities	497,140	1,580,423

Change in cash and cash equivalents	(95,837)	(276,075)
Cash and cash equivalents, beginning of period	142,029	418,104
Cash and cash equivalents, end of period	$46,192	$142,029

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,217	$4,455
Cash paid for income taxes	$-	$50

Non cash investing and financing activities:
Warrants issued for services	$-	$645,854
Warrants issued in connection with notes payable	$78,462	$380,554

See accompanying notes to the consolidated financial statements.

Raadr, Inc.

(formerly PITOOEY!, INC.)

Notes to the Consolidated Financial Statements

Note 1 - History and Organization

Organization

The Company was organized March 29, 2006 (Date of Inception) under the laws of the State of Nevada, as White Dental Supply, Inc.  On December 27, 2012, the Company formed two wholly owned subsidiaries, Choice One Mobile, Inc. and PITOOEY! Mobile, Inc., under the laws of the State of Nevada. On January 7, 2013, the Board of Directors of the Company authorized and a majority of the stockholders of the Company ratified, by written consent, resolutions to change the name of the Company to PITOOEY!, Inc.  The name change was effective with the State of Nevada February 7, 2013. On February 6, 2013, the Company formed a wholly owned subsidiary, Rockstar Digital, Inc., under the laws of the State of Nevada.  On October 31, 2013, the Company, as part of its settlement agreement with the employees of Rockstar Digital (See Note 5), ceased operations of its wholly owned subsidiary, Rockstar Digital, Inc. On July 29, 2015, the Company changed their name to Raadr, Inc. The name change was effective with the State of Nevada on July 29, 2015.

Business

The Company is a complete digital marketing agency offering an array of products and services that will enhance communication between our clients and their target audience. Through our unique service packages, we offer businesses a comprehensive set of tools that focuses on engaging with the rapidly growing number of social and mobile-centric consumers.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $5,751,537 as of December 31, 2014, a net loss of $1,977,652 and cash used from operations of $671,380 during the year ended December 31, 2014.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Subsequent to December 31, 2014 the Company received $50,000 in capital from sales of common stock and issuances of convertible notes payable.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company is attempting to conduct private placements of its preferred and common stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Raadr, Inc., Choice One Mobile, Inc., PITOOEY! Mobile, Inc. and Rockstar Digital, Inc.  All significant intercompany balances and transactions have been eliminated.  Raadr, Inc., Choice One Mobile, Inc., PITOOEY! Mobile, Inc. and Rockstar Digital, Inc. will be collectively referred herein to as the “Company”.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Risks and Uncertainties

The Company has a limited operating history and has not generated substantial revenues from our planned principal operations. Further, the Company currently has no sales and limited marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our current and future products. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote to sales and marketing.

The Company is also subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives in the technology industry. Design and development of new products are important elements to achieve and maintain profitability in the Company’s industry segment.

The Company is subject to federal, state and local environmental laws and regulations. The Company currently does not anticipate non-compliance with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity.  Management believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, the Company's products must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, the Company may not be able to adapt new or enhanced products to emerging industry standards, and the Company's new products may not be favorably received. Nor may we have the capital resources to further the development of existing and/or new ones. Further, the Company's industry is characterized by rapid changes in technology and customer demands. As a result, the Company's products may quickly become obsolete and unmarketable.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, Management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Subscriptions Receivable

Once the Company receives a firm commitment from an investor to provide either a loan or an equity investment the Company records that commitment as a subscription receivable and a credit to the related liability or equity account.  Subscription receivables for stock purchases are carried in the equity section.  Subscription for Debentures are carried as Notes Receivable - current.  Commitments are evidenced by signed Note or Stock Subscription agreements.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company recorded losses on assets disposed of $8,598 and $28,307 related to assets either sold or disposed of.

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

Merchant Reserves

The Company processes sales through a third-party credit card merchant processor.  A percentage of all sales is deducted and held by the merchant in a reserve account in the event of chargeback, refunds or customer voids.  As of December 31, 2014 and 2013, there was $0 and $0 held in the merchant reserve account, respectively.

Cost of Revenue

The Company’s cost of revenue primarily consists of credit card processing fees, direct labor installation costs and client-specific dedicated Internet service costs.

Stock-based Compensation

The Company records stock-based compensation in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Advertising and Marketing Costs

The Company expenses all costs of advertising as incurred.  During the years ended December 31, 2014 and 2013, advertising and marketing costs were $52,168 and $366,541, respectively.

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

Loss per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the years ended December 31, 2014 and 2013. Dilutive loss per share for the years ended December 31, 2014 and 2013 excludes all potential dilutive common shares as their effect is anti-dilutive.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability.

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

As of December 31, 2014 the derivative liability is considered a level 2 item; see Note 4. The Company did not have any level 3 instruments as of December 31, 2014 and 2013.

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

Income Taxes

The Company follows ASC 740-10-25 for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Comparative Financial Information

Certain reclassifications have been made to the 2013 financial statements to confirm to the 2014 presentation.

Recent Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements-Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

On September 10, 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

Note 3 - Financial Statement Elements

Note Receivable

Notes receivable consist of receivables for commitments to invest. The Company had one Debenture purchase in the amount of $75,000 which had been committed to but not paid for as of December 31, 2013. This note was non-interest bearing, and was received in full during the year ended December 31, 2014.

Fixed Assets

Fixed assets as of December 31, 2014 and 2013 consisted of:

	December 31,
	2014	2013
Computer equipment	$12,525	$29,778
Furniture and equipment	2,000	13,997
Fixed assets, total	14,525	43,775
Less: accumulated depreciation	(9,154)	(14,148)
Fixed assets, net	$5,371	$29,627

Depreciation expenses for the years ended December 31, 2014 and 2013 was $11,955 and $14,148, respectively. The Company distributed assets totaling $28,307 to employees of Rockstar Digital as part of its shutdown of that entity during the year ended December 31, 2013.  See Note 5 for additional discussion regarding this agreement.

Accrued Liabilities

Accrued liabilities as of December 31, 2014 and 2013 consisted of:

	December 31,
	2014	2013
Accrued payroll and taxes	$121,061	$108,957
Executive compensation	94,167	38,000
Deferred rent	--	11,273
Accrued interest	116,822	21,987
Other	19,252	--
	$351,302	$180,217

Note 4 - Notes Payable

Notes payable consisted of the following at:

	December 31,
	2014	2013
Third Party Notes
Convertible promissory notes	$55,000	$65,000
Debentures with warrants	387,664	305,000
Notes under Investment Agreement	581,764	443,431
Promissory notes	18,606	36,778
Less: unamortized discount	(73,238)	(234,186)
Subtotal - third party notes	969,796	616,023

Related Party Notes
Debentures with warrants	87,445	85,000
Demand notes	111,759	126,326
Less: unamortized discount	--	(101,482)
Subtotal - related party notes	199,204	109,844
Total	1,169,000	725,867
Current portion	(1,169,000)	(725,867)
Long-term portion	$--	$--

Convertible Promissory Notes

At various time during the year ended December 31, 2013, the Company issued convertible promissory notes to third parties which bear interest rates of 8% per annum. These notes along with their accrued interest are due and payable in full on their respective maturity dates, which range from May 2014 through July 2014. The notes are convertible into shares of the Company’s par value common stock after six months at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date.  As a result, a discount of 42% of the face value of the note was attributed to the beneficial conversion feature of the note, which was amortized over the expected life of the note. During the years ended December 31, 2014 and 2013, $16,430 and $28,720, respectively, of the original discount of $45,150 has been amortized and recorded as interest expense, leaving a balance of $0 and $16,430, respectively, as of December 31, 2014 and 2013, respectively, related to the beneficial conversion feature of these notes. As of December 31, 2014, the remaining principal balance of these notes of $32,500 is past-due and considered in default.

In December 2014, the Company issued a convertible promissory note to a third party in the principal amount of $55,000. The note bears interest at 10%, is due in December 2015, and is convertible any time after issuance at a variable conversion price calculated as the lower of $0.30 or 55% of the lowest trading price in the 20 days prior to conversion. Based on the requirements of ASC 815, we determined that a derivative liability was triggered upon issuance due to the variable conversion price. Using the Black-Scholes pricing model, we calculated the derivative liability upon issuance and recorded  the fair market value of the derivative liability as a discount to the convertible promissory note. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations. The derivative liability is required to be revalued at each conversion event and at each reporting period.

During the year ended December 31, 2014, the range of inputs used to calculate the derivative liability were as follows:

Year Ended
December 31, 2014
Exercise price per share	$0.165
Expected life (years)	.95 - 1
Risk-free interest rate	0.19% - 0.25%
Expected volatility	152% - 156%

Based on these valuations, the derivative was recorded at its initial value of $68,802. The note was fully discounted at issuance due to the associated derivative liability, and the excess of $18,802 was immediately expensed as a loss on the fair value of the derivative liability. Remaining discount on the convertible note to be accreted over the life of  the note using the straight line method is $52,137 as of December 31, 2014. During the year ended December 31, 2014, interest expense from accretion of the discount and net loss on the fair value of the derivative, including the day one charge noted above, was $2,863 and $17,105, respectively.

Interest expense related to these convertible promissory notes was $3,286 and $16,379, respectively, for the years ended December 31, 2014 and 2013. The 2013 amount included a penalty of approximately $13,000 related to the prepayment of one of the notes.

Debentures with Warrants

At various times through the years ended December 31, 2014 and 2013, the Company has issued debentures with attached warrants. These debentures contain interest rates ranging from 8% to 20% and mature at various times from July 2014through July 2015. Interest expense related to these debentures for the years ended December 31, 2014 and 2013 was $40,750 and $8,348, respectively.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $76,452 and $275,499 were attributed to the warrants during the years ended December 31, 2014 and 2013, respectively. See Note 8 for inputs used in the valuation. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the years ended December 31, 2014 and 2013, $221,410 and $57,743, respectively, was amortized and recorded as interest expense, leaving balances of $68,990 and $217,756, respectively, in discounts related to the attached warrants as of December 31, 2014 and 2013.

Notes Issued Under an Investment Agreement

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000.  This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each debenture is issued until paid. Maturity dates of the debentures issued range from April 2014 through May 2015. As such, a majority of these notes are in default as of December 31, 2014. As of December 31, 2014 and 2013, the principle balance owed on these debentures was $532,431 and $443,431, respectively, plus accrued interest. During the years ended December 31, 2014 and 2013, a total of $41,419 and $16,432 has been recorded as interest expense.  In connection with the April 29, 2013 Agreement and as modified by the December 2, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $25,000,000 of the Company’ common stock.  As of the date of these financial statements, no shares of common stock have been issued pursuant to the Agreement.

Promissory Notes

On July 25, 2012, the Company entered into an Intellectual Property Assignment Agreement.  (See Note 9 to the financial statements for details concerning the Agreement).  In accordance with the terms and conditions contained therein, the Company has agreed to pay the Seller $8,000 in two installments:

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

During the year ended December 31, 2013, the Company issued a $50,000 promissory note bearing interest at 10% and due on May 31, 2014. The note is payable in monthly payments of principal and interest.  As of December 31, 2014, the remaining principal balance of $10,606 is past due and in default.

Debentures with Warrants Issued to Related Parties

At various times through the years ended December 31, 2014 and 2013, the Company has issued debentures with attached warrants to several related parties. These debentures bear interest at 8% and mature at various times from July 2014 through February 2015. Interest expense related to these debentures for the years ended December 31, 2014 and 2013 was $6,189 and $241, respectively.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $2,010 and $105,055, respectively, were attributed to the warrants during the years ended December 31, 2014 and 2013. See Note 8 for inputs used in the valuation. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the years ended December 31, 2014 and 2013, a total of $78,552 and $3,573, respectively, has been amortized and recorded as interest expense, leaving a balance of $27,812 and $101,482, respectively, in discounts related to the attached warrants as of December 31, 2014 and 2013.

Demand Notes Issued to Related Parties

The Company has various notes outstanding to related parties totaling $111,759 and $126,326 as of December 31, 2014 and 2013, respectively. These notes are due on demand and have no stated interest rate. As these were initially expected to be repaid quickly, no interest was recorded during the year ended December 31, 2013. As they have not yet been repaid, the Company began imputing interest on these notes at 8% during the year ended December 31, 2014. Total interest expense imputed on these notes during the year ended December 31, 2014 was $11,176, which has been recorded to additional paid-in capital.

Note 5 - Commitments and Contingencies

Operating Leases

Office Facility Lease - The Company previously leased its office facility under an operating lease agreement that was to expire May 31, 2016.  On August 29, 2014, the Company and lessor of this lease, upon mutual agreement, terminated the lease, with no additional obligation. On September 1, 2014, the Company entered into a new lease with another lessor for office space, in another physical location, expiring September 30, 2015. The Company recognizes rent expense on a straight-line basis over the lease period.

Equipment Lease - The Company leases two pieces of equipment under an operating lease that expires April 28, 2016.  The Company recognizes rent expense on a straight-line basis over the lease period.

Rent expense was $40,984 and $86,573, respectively, for the years ended December 31, 2014 and 2013.

The Company’s minimum payments under non-cancelable operating leases for equipment and office space having initial terms in excess of one year are as follows at December 31, 2014:

Year Ending December 31,
2015	$26,946
2016	1,200
Total minimum lease payments	$28,146

Legal

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

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar was organized to specialize in internet branding through social media marketing, mobile marketing and iPhone ® app development Company. On October 31, 2013, the Company entered into a settlement agreement with certain former employees to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar. In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar.  The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees. The Company estimated this liability at $30,000 which they have recorded in accrued liabilities at December 31, 2014 and 2013.

On July 29, 2014, a default judgment was issued against the company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013.  On September 25, 2013, the Company cancelled the agreement because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms. In November 2014, we entered into a settlement agreement whereby the Company shall pay the plaintiff $13,246, in monthly installments of $1,472. In addition, the Company issued options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 expiring in two years. The Company valued the options at $21,424 using the Black-Sholes model.

Note 6 - Income Taxes

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2014 and 2013, the Company had approximately $5.2 and $3.7 million of federal and state net operating losses, respectively. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2027. The state net operating loss carryforwards, have started to expire.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,943,756	$1,419,890
Valuation allowance	(1,943,756)	(1,419,890)
Total deferred tax assets	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013, and recorded a full valuation allowance.

The components of the Company's income taxes were:

	2014	2013
Income tax benefit attributable to:
Net loss	$(672,402)	$(1,332,683)
Permanent differences	148,535	--
Valuation allowance	523,866	1,332,683
Net provision for income tax	$--	$--

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by State authorities for the years ended 2010 through 2014 and currently does not have any ongoing tax examinations.

Note 7 - Stockholders’ Deficit

Authorized Shares

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

Series A Preferred Stock

On January 3, 2013, the Company filed a Certificate of Designation with the State of Nevada to designate up to 20,000,000 shares of preferred stock as “Series A.”  The Series A holds no voting rights, but is automatically convertible into shares of the Company’s common stock immediately upon the effectiveness of a Certificate of Change filed by the Company to increase the number of shares of common stock the Company would become authorized to issue.

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

Series B Preferred Stock

In May and June 2014, the Company sold 146,125 shares of the Company’s Series B Convertible Preferred ("Series B") for $121,900.  In July and August 2014, the Company sold 75,000 shares of the Series B for $60,000. On October 22, 2014 the Company sold 66,250 shares of Series B for $53,000. On October 24, 2014 the Company sold 31,250 shares of Series B for $25,000.

As of the date of these consolidated financial statements the designations for the Series B have not been filed with the State and thus they are reflected as a liability on the accompanying balance sheet at December 31, 2014. The rights and preferences are not valid until the designations are filed. Once approved, the holders are expected to receive warrants to purchase two shares of common stock at $0.50 per share. In addition, each share of Series B converted the holder would receive two shares of common stock.

Common Stock

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

From April 1, 2013 to December 31, 2013, the Company sold 621,000 shares of its common stock for aggregate cash proceeds of $228,007.  As of December 31, 2013, 282,500 shares of common stock were subscribed and paid for, but not yet issued; resultantly, the Company recorded $283 as common stock owed but not issued. During the year ended December 31, 2014, 252,500 of these shares that had been previously paid for were issued. As of December 31, 2014, the Company still had the obligation to issue 31,000 shares of common stock. Additionally, as of December 31, 2013, 51,000 shares for proceeds of $20,400 were subscribed but not paid for. In January 2014, the Company received $20,400 as payment for these shares.

On October 20, 2013, the Company issued 300,000 shares of its common stock to one entity, in exchange for prepaid application development services valued at $240,000.  The services are to be performed for a period of 3 months from the date of issuance.  The Company recorded Professional Fees expense in the amount of $240,000 related to the common stock issued for prepaid services.

In March 2014, the Company sold 92,500 shares of common stock, at $0.40 per share, to four investors for $37,000.

On August 20, 2014, the Company issued 600,000 shares of restricted common stock for consulting services. These shares were valued at $450,000, which cost was expensed as Professional Development Consulting in May and June 2014 when the shares were authorized.

Note 8 - Warrants

A summary of warrant activity follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Expected Life

Outstanding at December 31, 2012	--	$--	--
Granted	1,880,00	0.99	0.99
Exercised	--	--	--
Canceled	--	--	--
Outstanding at December 31, 2013	1,880,00	0.99	0.99
Granted	1,270,000	0.28	4.04
Exercised	--	--	--
Canceled	--	--	--
Outstanding at December 31, 2014	3,150,000	$0.70	2.07
Warrants exercisable at December 31, 2014	2,150,000	0.99	0.91

During the years ended December 31, 2014 and 2013, the Company issued a total of 1,000,000 and 1,100,000, respectively, to third party consultants in connection with consulting agreements. These warrants contained exercise prices ranging from $0.09 to $1.75 per share and expire two to three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, the warrants were valued at $629,175 and $645,854, respectively. The Company recorded compensation expense related to the warrants of $161,617 and $645,854 during the years ended December 31, 2014 and 2013, respectively. See Note 9 for additional discussion regarding the agreements for warrants issued in connection with consulting agreements.

During the years ended December 31, 2014 and 2013, the Company issued a total of 170,000 and 780,000 warrants in connection with the issuance of debentures, respectively. These warrants contained an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $78,462 and $380,554, respectively, were attributed to the warrants being given in return for loans during the years ended December 31, 2014 and 2013, which are being amortized over the respective twelve month maturity periods of the underlying debentures. See Note 4 for additional discussion regarding warrants issued in connection with debenture issuances.

During the year ended December 31, 2014, the range of inputs used to calculate the value of the warrants were as follows:

Year Ended
December 31, 2014

Exercise price per share	$0.102
Expected life (years)	5.00
Risk-free interest rate	1.72%
Expected volatility	97.00%

Note 9 - Agreements

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

On February 24, 2013, the Company entered into a contract with a third party consulting firm.  As compensation, the Company paid an initial fee of $4,750 for services rendered and was obligated to pay $3,000 per month for the next 11 months thereafter.  In addition, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share, which expire on February 24, 2015. See Note 5 for settlement and issuance of additional warrants to this consultant.

On February 26, 2013, the Company entered into a Letter of Agreement with a third party consulting firm.  In exchange for certain consulting services, the Company is obligated to pay a total of $42,500, of which $30,000 was prepaid for services to be rendered and balance of $12,500 will be due upon completion of such services to be rendered.  As additional compensation, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.30 per share, which expire on February 26, 2015.  This agreement was terminated in 2013 with no additional amount due, however, the warrants remain outstanding.

On June 24, 2013, the Company issued 250,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $100,000. The services were to be performed for a period of six (6) months from the date of issuance.  The Company recorded Prepaid Stock Compensation in the amount of $100,000 related to the common stock issued for prepaid services. On December 18, 2013, the Company reached an agreement with this entity that resulted in cancelation of all shares previously issued. Consequently, as of December 31, 2013, the Company had reversed all previous accrued entries to Prepaid Stock Compensation, professional expense and equity.

On July 8, 2013, the Company issued 1,000,000 shares of its common stock to one entity, in exchange for prepaid advertising and marketing services valued at $400,000. The services were to be performed for a period of six (6) months from the date of issuance.  The Company recorded Prepaid Stock Compensation in the amount of $400,000 related to the common stock issued for prepaid services. On December 18, 2013, the Company reached an agreement with this entity that resulted in cancelation of all shares previously issued. Consequently, as of December 31, 2013, the Company had reversed all previous accrued entries to Prepaid Stock Compensation, professional expense and equity.

On October 20, 2013, the Company entered into a Letter of Agreement with a third party consulting firm.  In exchange for certain consulting services, the Company is obligated to pay a total of $42,500, of which $30,000 was prepaid for services to be rendered and balance of $12,500 will be due upon completion of such services to be rendered.  As additional compensation, the Company issued 300,000 shares of the Company’s common stock.  The agreement was terminated with no additional amount due.

On February 28, 2014 and effective March 3, 2014, the Company entered into an agreement with a consultant to design and develop the Company’s Legal 420 mobile app the purpose of which is to create share information regarding the current changes in the medical marijuana marketplace.  Compensation for this project is comprised of $25,000 in cash and issuance of 300,000 shares of the Company’s common stock. This agreement was terminated by mutual agreement between both parties on December 1, 2014.

On April 17, 2014 and effective May 1, 2014, the Company entered into an agreement with a consultant to design and develop the Company’s RAADR mobile app, the purpose of which is to provide customers a mobile application system to allow monitoring of various forms of social media. Compensation for this project is comprised of $25,000 in cash and issuance of 300,000 shares of the Company’s common stock. This agreement was terminated by mutual agreement between both parties on October 1, 2014. In connection with the termination of the agreement the consultant refunded $10,000 to Company; and 300,000 shares of the Company’s common stock was forfeited.

On June 19, 2014, sole board member, Jacob DiMartino, authorized paperwork for the transfer of 10,000,000 shares of his personal Company stock (OTC: PTOO) to CEO, Richard M. Hybner, effective immediately, in accordance with the terms of Mr. Hybner’s Employment Agreement and Amended and Restated Employment Agreement, dated May 2, 2014 and June 26, 2014, respectively.

On July 29, 2014 (the “Effective date”), the Company entered into an agreement with cmdR Consulting, to develop the Company’s RAADR mobile app, the purpose of which is to develop a subscriber-like mobile application to allow the monitoring of a variety of forms of social mention in social media.  Contractual details call for an initial payment of $40,000, an additional payment of $30,000 in December, 2014 and five monthly payments of $10,000 commencing in January, 2015.  In addition, stock options of up to 1,000,000 shares, with a strike price of $0.09, were granted for achieving certain milestones including an expected launch date in Fall 2014, with pre-registration to begin early September, 2014.  In addition, a user-based bonus of $0.20 per user will be paid if the platform exceeds 330,000 users by December 31, 2014. Due to cash flow restrictions and the likely hood of the deliverables being provided, the contract was cancelled subsequent to December 31, 2014.

On October 21, 2014, the Company entered into a marketing agreement with a corporation to provide brand recognition, public relations, investor relations, and marketing services on behalf of the Company.  Payment is in cash, beginning with $18,000 upon signing and then $9,500 per bi-weekly period through the end of December, 2014, for total payments of $75,000.  The contract was cancelled mutually in January 2015.

Note 10 - Related Party Transactions

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

As of December 31, 2014 and 2013, amounts included within accrued liabilities related to payroll due to Jacob DiMartino, our Chief Executive Officer, were $78,167 and $22,000, respectively.

See also Note 8 for notes payable to related parties.

Note 11 - Subsequent Events

In March 2015, the Company issued a total of 30,000,000 shares of common stock in connection with three consulting contracts, 10 million shares each, related to capital raising, strategic partnerships, etc. The Company is still determining the accounting impact of this transaction. Under the agreements, the consultants have non-dilutive clauses which require a true up at the end of the contract based upon the percent of the initial issuance. The Company is currently determining the impact of the issuance.

In March 2015, the Company extended a $20,000 convertible note payable to June 30, 2015. Under the terms of the new agreement, the Company issued at various dates 160,000 shares of common stock. As long as the note is in default, the Company has the obligation to issue additional shares. The Company is still determining the accounting impact of this transaction.

In April 2015, the Company received $20,000 in proceeds from the sale of 250,000 shares of common stock. As of the date of this filing the shares haven't been issued.

In June 2015, the Company received $20,000 in proceeds from convertible notes payable. The notes are convertible at a minimum of $40,000 in common stock based upon the closing stock price on the date of conversion. In addition, the notes incur interest at 12% per annum and is due June 1, 2016. The Company is still determining the accounting impact of this transaction.

In July 2015, the Company received $10,000 in proceeds from the sale of 250,000 shares of common stock. As of the date of this filing the shares haven't been issued.

Subsequent to year end, the Company issued 150,000 shares of common stock in connection with the settlement with a former customer. The Company is still determining the accounting impact of this transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2014, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2014. The weaknesses were initially identified during the year ended December 31, 2013 :

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

Management's Remediation Initiatives

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2014, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2014, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The name and age of our director and executive officer and his position is as follows:

Name	Age	Position
Jacob DiMartino	36	Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Jacob DiMartino, Chief Executive Officer and Director, In 1998, at the age of 18, Jacob DiMartino began his career with Phase 2 Solutions, a start-up company based in Scottsdale, Arizona. Joining the company as an inside sales rep, he quickly advanced to Sales Manager within his first 90 days. In 2000, he was promoted to Director of Project Management. With this promotion, Jacob was responsible for the company’s largest account; and he earned several awards and achievements during his tenure with the company, including “Employee of the Year,” “Salesman of the Year,” and “Mentor of the Year.” The latter being awarded by employee votes to the manager who motivated and continually inspired others.

In 2004, Jacob moved to Los Angeles to explore his life-long interest in the world of entertainment. There, he worked on several popular television series: Law and Order SVU, Cold Case, Alias, Gilmore Girls, and was also featured in the movie, Mr. and Mrs. Smith.

Returning to Arizona in 2011, Jacob founded Choice One Solutions, a social media services agency. In only 18 months, he guided the company to $1.2 million in annual sales. Expanding his career, Jacob was appointed CEO of the Company in 2012 and was instrumental in taking the company public. He continues to guide the development of the Company’s flagship product, the PITOOEY! mobile app. As of the second quarter of 2015 Jacob serves as the CEO of the Company

Jacob decided in early 2015, that Company should change its name to RAADR , INC and pursue the social monitoring space . His mission now is to help parents and loved ones prevent "cyber bullying " or harassment online

Jacob is very passionate about helping parents protect their kids online and looks to make some very big moves in the software space with his www.raadr.com software .

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2014 and 2013 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

				Summary Compensation Table
							Non-qualified	All Other
						Non-Equity	Deferred	Other
Name and				Stock	Option	Incentive Plan	Compensation	Compen-
Principle		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jacob DiMartino (1)	2013	87,560	-	-	-	-	-	-	87,560
CEO	2014	108,000	-	-	-	-	-	-	108,000

Richard Hybner (3)	2014	72,000	-	-	-	-	-	-	72,000
Former CEO

Patrick Deparini (2)	2013	69,624	-	-	-	-	-	-	69,624
Former CFO	2014	-	-	-	-	-	-	-	-

(1) Jacob DiMartino has been president and a director since May 12, 2014 and chief executive officer from December 24, 2012 to May 12, 2014 and since January 18, 2015. Actual cash payments totaled $65,560 in 2013 and $51,832 in 2014. As of December 31, 2014 and 2013, amounts payable included within accrued liabilities were $78,167 and $22,000, respectively.

(2) Actual cash payments totaled $53,624 in 2013.  Deparini resigned as CFO and Director on January 31, 2014.

(3) Actual cash payments totaled $36,923.  Hybner resigned as CEO on January 17, 2015.

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

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Jacob DiMartino, Chief Executive Officer, Chief Financial Officer and Director	10,000,000	7.45%

	Officers and Directors as a Group (1 person)	10,000,000	7.45%

Notes:

1.  The address for the Executive Officers and Board of Directors of the Corporation is: 2432 West Peoria Ave, Suite 1346, Phoenix, AZ 85029.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2014	2013

Audit fees *	$19,500	$19,500
Audit-related fees	-	-
Tax fees	325	325
All other fees	-	-

Total fees	$19,825	$19,825

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

Raadr, Inc.

(formerly PITOOEY!, INC.)

(Registrant)

By: /s/ Jacob DiMartino

Jacob DiMartino, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer,	September 15, 2015
Jacob DiMartino	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

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