Form 10-Q
period 2015-06-30
RAADR, INC.
filed 2015-09-30
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

RAADR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

RAADR, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2015	As of December 31, 2014
Assets:
Current assets
Cash and cash equivalents	$974	$46,192
Prepaid expenses and other current assets	59	59
Total current assets	1,033	46,251

Property and equipment, net	3,083	5,371
Total assets	$4,116	$51,622

Liabilities and Stockholders' Deficit
Current liabilities
Account payable	$305,791	$305,790
Accrued liabilities	521,481	351,302
Preferred stock to be issued	259,900	259,900
Notes payable, net of discount of $24,636 and $73,238, respectively	1,052,148	969,796
Related party notes payable, net of discount of $0 and $0, respectively	199,204	199,204
Derivative liability	61,172	67,105
Total current liabilities	2,399,696	2,153,097

Commitments and contingencies (Note 5)

Stockholders' Deficit:
Preferred stock; $0.001 par value; 80,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Preferred stock, Series A; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 134,116,923 and 103,779,923 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	134,117	103,780
Common stock, owed but not issued; 31,000 and 31,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	31	31
Additional paid-in capital	10,157,954	3,546,251
Accumulated deficit	(12,687,682)	(5,751,537)
Total stockholders' deficit	(2,395,580)	(2,101,475)
Total liabilities and stockholders' deficit	$4,116	$51,622

See accompanying notes to the condensed consolidated financial statements.

RAADR, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014

Revenue, net	$-	$80,546	$-	$43,197
Cost of goods sold	-	21,498	-	10,289

Gross profit	-	59,048	-	32,908

Operating expenses:
Advertising and marketing	21	18,431	21	12,315
Depreciation	2,288	7,020	1,144	3,510
Executive compensation	48,000	57,658	24,000	23,458
General and administrative expenses	21,163	161,492	18,934	47,671
Professional fees, including stock-based compensation of $6,600,000, $0, $0 and $0, respectively	6,622,043	92,199	22,043	56,466
Salaries and wages	116,596	116,326	-	46,656
Total operating expenses	6,810,111	453,126	66,142	190,076

Loss from operations	(6,810,111)	(394,078)	(66,142)	(157,168)

Other income (expense):
Interest expense	(148,465)	(259,944)	(96,957)	(95,575)
Debt forgiveness	13,246	15,478	-	14,392
Other income (expense)	3,252	457	1,116	-
Change in fair value of derivatives	5,933	-	123,486	-
Total other income (expense)	(126,034)	(244,009)	27,645	(81,183)

Loss before provision for income taxes	(6,936,145)	(638,087)	(38,497)	(238,351)

Provision for income taxes	-	-	-	-

Net loss	$(6,936,145)	$(638,087)	$(38,497)	$(238,351)

Basic and diluted net loss per common share attributable to common stockholders	$(0.06)	$(0.01)	$(0.00)	$(0.00)
Weighted-average number of shares used in computing basic per share amounts	123,270,577	103,038,944	133,975,620	103,084,627

See accompanying notes to the condensed consolidated financial statements.

RAADR, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,936,145)	$(638,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,600,000	-
Depreciation and amortization	2,288	7,019
(Gain) loss on derivative liability	(5,933)	-
Accretion of debt discount	48,602	222,442
Common stock issued for debt penalties	22,040	-
Increase in principal balance due to default	13,750	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(10,498)
Merchant reserves	-	(9,509)
Accounts payable	-	(23,171)
Accrued liabilities	170,180	14,813
Net cash used in operating activities	(85,218)	(421,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(30,000)
Net cash used in investing activities	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	20,000	151,768
Proceeds from note receivable	-	75,000
Repayment of notes payable	-	(46,551)
Payments on related party notes payable	-	(14,622)
Proceeds from issuance of related parties notes payable	-	2,500
Proceeds from subscription receivable	-	20,400
Proceeds from sale of preferred stock	-	121,900
Proceeds from sale of common stock	20,000	37,000
Net cash provided by financing activities	40,000	347,395

Change in cash and cash equivalents	(45,218)	(104,119)
Cash and cash equivalents, beginning of period	46,192	142,029
Cash and cash equivalents, end of period	$974	$37,910

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$13,715
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Warrants issued in connection with notes payable	$-	$130,000

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of approximately $12,687,682 million as of June 30, 2015, a net loss of approximately $6,936,145 million and cash used from operations of approximately $85,218 during the six months ended June 30, 2015 and a working capital deficit of $2,398,663 as of June 30, 2015.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. During the six months ended June 30, 2015 the Company received $40,000 in capital from sales of common stock and issuances of convertible notes payable. Subsequent to June 30, 2015, the Company received $10,000 in proceeds from the sale of common stock. The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing. The Company is attempting to conduct private placements of its preferred and common stock to raise proceeds to finance its plan of operation. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not indicative of the results that may be expected for the full year.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as of June 30, 2015.

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

Loss Per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. Dilutive loss per share for the three and six months ended June 30, 2015 and 2014 excludes all potential dilutive common shares as their effect is anti-dilutive.

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

As of June 30, 2015 and December 31, 2014 the derivative liability is considered a level 2 item; see Note 4.

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

Note 3 - Financial Statement Elements

Accrued liabilities as of June 30, 2015 and December 31, 2014 consisted of:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)

Accrued payroll and taxes	$190,365	$121,061
Executive compensation	142,167	94,167
Accrued interest	165,895	116,822
Other	23,054	19,252
	$521,481	$351,302

Note 4 - Notes Payable

Notes payable as of June 30, 2015 and December 31, 2014 consisted of:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Third Party Notes
Convertible promissory notes	$68,750	$55,000
Debentures with warrants	387,664	387,664
Notes under Investment Agreement	581,764	581,764
Promissory notes	38,606	18,606
Less: unamortized discount	(24,636)	(73,238)
Subtotal - third party notes	1,052,148	969,796

Related Party Notes
Debentures with warrants	87,445	87,445
Demand notes	111,759	111,759
Less: unamortized discount	--	--
Subtotal - related party notes	199,204	199,204
Total	1,251,352	1,169,000
Current portion	(1,251,352)	(1,169,000)
Long-term portion	$--	$--

Convertible Promissory Notes

In December 2014, the Company issued a convertible promissory note to a third party in the principal amount of $55,000. The note bears interest at 10%, is due in December 2015, and is convertible any time after issuance at a variable conversion price calculated as the lower of $0.30 or 55% of the lowest trading price in the 20 days prior to conversion. Based on the requirements of ASC 815, we determined that a derivative liability was triggered upon issuance due to the variable conversion price. Using the Black-Scholes pricing model, we calculated the derivative liability upon issuance and recorded  the fair market value of the derivative liability as a discount to the convertible promissory note. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations. The derivative liability is required to be revalued at each conversion event and at each reporting period. As of June 30, 2015, this note was convertible into approximately 500,000 shares of common stock. As of June 30, 2015, the note is in default as the Company is not current in their SEC filings. In connection with this default, the Company recorded $13,750 in additional principal, a 25% increase. The amount is reflected as interest expense on the statement of operations during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the range of inputs used to calculate the derivative liability were as follows:

As of
June 30, 2015

Exercise price per share	$0.110
Expected life (years)	0.45
Risk-free interest rate	0.25%
Expected volatility	179.00%

The derivative was recorded at its initial value of $68,802. The note was fully discounted at issuance due to the associated derivative liability, and the excess of $18,802 was immediately expensed as a loss on the fair value of the derivative liability. As of June 30, 2015, the Company valued the derivative liability at $61,172, based upon the variables above, resulting in a gain in the change in fair market value of $5,933 during the six months ended June 30, 2015. Remaining discount on the convertible note to be accreted over the life of the note using the straight line method is $24,636 and $52,137 as of June 30, 2015 and December 31, 2014, respectively. During the six months ended June 30, 2015, interest expense from accretion of the discount was $27,500. The remaining discount of $24,637 will be expensed during the year ending December 31, 2015.

Debentures with Warrants

At various times through the years ended December 31, 2014 and 2013, the Company has issued debentures with attached warrants. These debentures contain interest rates ranging from 8% to 20% and mature at various times from July 2014 through July 2015.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $76,452 and $275,499 were attributed to the warrants during the years ended December 31, 2014 and 2013, respectively. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the six months ended June 31, 2015 and 2014, $21,102 and $147,683 was amortized to interest expense, respectively. As of June 30, 2015 and December 31, 2014, discounts of $0 and $21,102 remained, respectively.

In March 2015, the Company extended a $20,000 convertible note payable to June 30, 2015, requiring monthly interest payments. In addition, the Company modified the exercise price of the warrants to $0.20 per share. The Company accounted for the difference in fair market value of the note and warrants as a modification and recorded as interest expense due to the insignificant amount. Under the terms of the new agreement, during the six months ended June 30, 2015, the Company issued at various dates a total of 87,000 shares of common stock due to the non-payment of interest. As long as the note is in default, which it was as the first interest payment wasn't made, the Company has the obligation to issue additional shares. The Company valued the shares issued at $22,040 based upon the closing market price of the Company's common stock on the date of each default and recorded as interest expense. Subsequent to June 30, 2015, the Company issued 80,000 shares of common stock valued at $16,000 in connection with additional defaults. The amounts are being recorded as interest expense.

Notes Issued Under an Investment Agreement

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000.  This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each debenture is issued until paid. Maturity dates of the debentures issued range from April 2014 through May 2015. As such, a majority of these notes are in default as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, the principle balance owed on these debentures was $532,431 and $532,431, respectively, plus accrued interest.

Promissory Notes

On July 25, 2012, the Company entered into an Intellectual Property Assignment Agreement. In accordance with the terms and conditions contained therein, the Company has agreed to pay the Seller $8,000 in two installments: The first payment of $4,000 was due July 25, 2013,and second payment of $4,000 was due July 25, 2014. The note is currently in default due to non-payment.

During the year ended December 31, 2013, the Company issued a $50,000 promissory note bearing interest at 10% and due on May 31, 2014. The note is payable in monthly payments of principal and interest.  As of June 30, 2015 and December 31, 2014, the remaining principal balance of $10,606 and $10,606, respectively, is past due and in default.

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

Debentures with Warrants Issued to Related Parties

At various times through the years ended December 31, 2014 and 2013, the Company has issued debentures with attached warrants to several related parties. These debentures bear interest at 8% and mature at various times from July 2014 through February 2015. As of June 30, 2015, all the notes are in default as they are past the maturity dates.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $2,010 and $105,055, respectively, were attributed to the warrants during the years ended December 31, 2014 and 2013. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the six months ended June 30, 2015 and 2014, $0 and $53,222 was amortized to interest expense, respectively. As of June 30, 2015 and December 31, 2014, none of the discounts remained.

Demand Notes Issued to Related Parties

The Company has various notes outstanding to related parties totaling $111,759 as of June 30, 2015 and December 31, 2014, respectively. These notes are due on demand and have no stated interest rate.

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

Legal

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar was organized to specialize in internet branding through social media marketing, mobile marketing and iPhone ® app development Company. On October 31, 2013, the Company entered into a settlement agreement with certain former employees to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar. In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar.  The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees. The Company estimated this liability at $30,000 which they have recorded in accrued liabilities at June 30, 2015 and December 31, 2014.

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

Note 6 - Stockholders’ Deficit

Six Months Ended June 30, 2015

In March 2015, the Company issued a total of 30,000,000 shares of common stock in connection with three consulting contracts, 10 million shares each, related to capital raising, strategic partnerships, etc. The Company recorded $6,600,000 in connection with these agreements based upon the closing market price of the Company's common stock on the date of agreements. The common shares issued in connection with these agreements is non-forfeitable and thus the entire value of the common shares was expensed upon issuance. In addition, there are no future performance commitments under the agreements. Under the agreements, the consultants have non-dilutive clauses which require a true up at the end of the contract based upon the percentage the 30,000,000 represented of the total issued on the date of the initial issuance, or approximately 22%. At each quarter end, the Company determines whether or not additional common shares are required to be issued and records a liability for the value of such shares. As of June 30, 2015, no additional shares were due under these contracts.

In April 2015, the Company received $20,000 in proceeds from the sale of 250,000 shares of common stock. As of the date of this filing the shares haven't been issued.

Six Months Ended June 30, 2014

In January 2014, the Company issued 271,000 shares of its common stock that had been paid for as of December 31, 2013.

In January 2014, the Company received $20,400 in Subscriptions Receivable for shares that were committed to be purchased as of December 31, 2013. The shares were issued during 2014.

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

Note 8 - Related Party Transactions

As of June 30, 2015 and December 31, 2014, amounts included within accrued liabilities related to payroll due to Jacob DiMartino, our Chief Executive Officer, were $126,167 and $78,167, respectively. The Company accrues $8,000 per month in connection with the CEO's services.

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

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues and Costs of Goods Sold.  The decrease in revenues and cost of goods sold during the three months ended June 30, 2015 as compared to that during the previous comparable quarter was directly related to the Company not having any active sales contracts or products in which could generate revenues. In 2015, the Company expects minimal revenues due to the recent launch of RAADR in September 2015. In addition, the Company lacks sufficient capital to promote this product.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the three months ended June 30, 2015, general and administrative expenses were $18,934. Comparatively, general and administrative expenses were $47,671 in the period ended June 30, 2014. In addition, the prior year included a significant amount of expense for general office including legal expenditures.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. During the period ended June 30, 2015, we incurred $18,934 in professional fees as compared to $56,466 for the period ended June 30, 2014. The significant decrease in actual capital expenditures for profession fees during 2015 relates to the ceasing of operations near the end of 2014 due to limited capital. Typically, the Company incurs significant professional and other fees during the first and second quarter related to the annual audit and financial reporting, however, some of these costs have delayed to a later date due to cash flow restrictions.

Salaries and Wages.  As of June 30, 2015, we had no employees. Salaries and wages expensed during the quarters ended June 30, 2015 and 2014 were $0 and $46,656, respectively.

Interest Expense .  During the three months ended June 30, 2015, we incurred $96,957 of interest expense related to our notes payable. In the period ended June 30, 2014, interest expense was $95,575.

Change in Fair Value of Derivatives.  During the three months ended June 30, 2015, we recorded a gain of $123,486 related to the change in the fair value of our derivative liability. The significant increase in the derivative liability was attributed to the increased difference between the closing market price of the Company's common stock and the calculated exercise price. As the exercise price is based upon traded securities, the value of the derivative liability will have significant fluxuations.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues and Costs of Goods Sold.  The decrease in revenues and cost of goods sold during the six months ended June 30, 2015 as compared to that during the previous comparable quarter was directly related to the Company not having any active sales contracts or products in which could generate revenues. In 2015, the Company expects minimal revenues due to the recent launch of RAADR in September 2015. In addition, the Company lacks sufficient capital to promote this product.

Executive Compensation.  Executive compensation accrued to our corporate officers and directors was $48,000 during the six months ended June 30, 2015 and $57,658 in the comparable period ended June 30, 2014. The decrease is due to the Company having one officer during the current period as compared to two during the prior comparable period.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the six months ended June 30, 2015, general and administrative expenses were $21,163. Comparatively, general and administrative expenses were $161,492 in the period ended June 30, 2014. In addition, the prior year included a significant amount of expense for general office and legal expenses.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. During the period ended June 30, 2015, we incurred $6,622,043 in professional fees as compared to $92,199 for the period ended June 30, 2014. The $6,600,000 during the current period related 100% to stock based compensation in connection with common stock we issued to consultants for assistance in capital raising, business strategies, etc. The significant decrease in actual capital expenditures for profession fees during 2015 relates to the ceasing of operations near the end of 2014 due to limited capital. Typically, the Company incurs significant professional and other fees during the first and second quarter related to the annual audit and financial reporting, however, some of these costs have delayed to a later date due to cash flow restrictions.

Interest Expense .  During the six months ended June 30, 2015, we incurred $148,465 of interest expense related to our notes payable. In the period ended June 30, 2014, interest expense was $259,944. The decrease relates to discounts in which were recorded and amortized during the prior comparable period.

Change in Fair Value of Derivatives.  During the six months ended June 30, 2015, we recorded a gain of $5,933 related to the change in the fair value of our derivative liability. The significant increase in the derivative liability was attributed to the increased difference between the closing market price of the Company's common stock and the calculated exercise price. As the exercise price is based upon traded securities, the value of the derivative liability will have significant fluxuations.

Liquidity and Capital Resources

As of June 30, 2015, we had $974 in cash and $59 in prepaid expenses and deposits. To date, we have financed our operations through the issuance of stock and debt securities.

Operating Activities. Net cash used in operating activities was $85,218 for the six months ended June 30, 2015, compared to net cash used of $421,514 during the six months ended June 30, 2014. The significant decrease was attributable to increased expenditures related to our entry into the digital media marketing space and development of our PITOOEY! TM app during the prior comparable year. During the current period our limited access to capital hampered our operations.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $40,000, as compared to $347,395 for the comparable period ended June 30, 2014. During 2014, we obtained significant financing in an effort to expand our operations and pursue new business opportunities. During 2015, the financing was not as readily available due to our continued losses from operations and thus we were able to raise minimal amounts of capital.

As of June 30, 2015, we had $974 of cash on hand.  We expect to require significant capital to continue to fund research and development activities related to development of our products. Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2015, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2015. The weaknesses were initially identified during the year ended December 31, 2013 :

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

Management's Remediation Initiatives

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2015, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

RAADR, INC.
(Registrant)

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer	September 30, 2015
Jacob DiMartino