Form 10-K
period 2015-12-31
RAADR, INC.
filed 2016-04-14
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 000-53991

RAADR, INC.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 computed by reference to the price at which the common equity was last sold was $24,823,385 based on a share price of $0.20.

As of April 14, 2016, there were 116,879,127 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

RAADR, INC.

(formerly PITOOEY!, INC.)

FORM 10-K

For the years ended December 31, 2015 and 2014

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

- Social Media Monitoring -

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

- Facial Recognition -

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

- Other Features -

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

Number of total employees and number of full time employees

As of March 31, 2016, we had one employee.  We have never experienced any employment-related work stoppages and consider relations with our employees to be good.  We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Raadr, Inc. uses office space at 2432 West Peoria Ave ., Suite 1346, Phoenix, Arizona 85029.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

As of December 31, 2015, no substantial public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Holders

As of April 14, 2016, we have 116,879,127 shares of $0.001 par value common stock issued and outstanding held by 68 shareholders of record. Our transfer agent is Manhattan Transfer Registrar Company, 57 Eastwood Road, Miller Place, NY 11764, phone (800) 786-0362.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2015.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we sold 450,000 shares of Common Stock at $0.07 per share for total gross proceeds of $30,000.    There were no commissions or discounts, the offering was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

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

Results of Operations for the years ended December 31, 2015 and 2014

Due to the recent addition of new business operations and service lines, comparisons of operating results between the years ended December 31, 2015 and 2014 may not be materially reflective of our continuing and future operations.

Revenue

During the year ended December 31, 2015, revenues were $0, a decrease of $82,055 or 100% from the prior comparable year of $82,055. The decrease in revenues related to shutting down our sales floor and discontinuing our social media marketing services that were sold through our wholly owned subsidiary Choice One Mobile. The Company and its board were all in favor of just focusing on launching our featured product which is raadr.com. The decrease in cost of revenues and gross profit was primarily due to the decrease in revenues.

Costs and Operating Expenses

During the year ended December 31, 2015, operating expenses were $7,477,430, an increase of $5,977,926 or 398.7% from the prior comparable year of $1,499,504.

Executive Compensation.  Executive compensation paid to officers and directors of the Company was $96,000 during the year ended December 31, 2015 compared to $94,834 during the year ended December 31, 2014, an increase of $1,166 or 1.2%.

General and Administrative. In the normal course of our operations, the Company incurs various expenses, including, but not limited to, utilities, office supplies, travel, employee benefits, rent, postage and shipping expenses.  General and administrative expenses during the year ended December 31, 2015 were $31,783 compared to $234,796 during the year ended December 31, 2014, a decrease of $203,013 or 86.5%. The decrease was primarily due to the reduction of employees and overhead due to limited operations in 2015 due to cash flow constraints.

Professional Fees. Professional fees typically consist of legal and other professional fees, marketing and shareholder services and non cash costs associated with stock and warrant issuances. Professional fees during the year ended December 31, 2015 were $7,228,780 compared to $897,981 during the year ended December 31, 2014, an increase of $6,330,829 or 705.0%. The increase during 2015 primarily related to the issuance of common stock for services in which was valued at approximately $6.9 million. The Company has limited cash available and thus at times depends on services in which are at times payable in common stock.

Interest Expense.  During the year ended December 31, 2015 interest expense was $718,053 compared to $528,816 during the year ended December 31, 2014, an increase of $189,237 or 35.8%. The increase in interest expense related to the amortization of discounts on notes payable, additional interest expense charges related to the fair market value of the common stock being in excess of the liabilities satisfied and other non-cash interest charges.

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

Liquidity and Capital Resources

Operating activities.   Net cash used in operating activities was $392,689 for the year ended December 31, 2015, as compared to $671,680 used in operating activities for the same period in 2014.  The decrease in net cash used in operations is due to the decreased size of our operations due to cash flow limitations.

Investing activities.  Net cash provided by investing activities for the year ended December 31, 2015 totaled $0 as compared to cash used of $78,703 for the comparable period in ended December 31, 2014.  In 2014, we received proceeds from a note receivable.

Financing activities.   Net cash provided by financing activities for the year ended December 31, 2015 was $362,000, as compared to $497,140 for the comparable period ended December 31, 2014.  During 2015, we funded operations through an increase in notes payable and sales of common.

As of December 31, 2015, we had $15,503 of cash on hand.  We expect to require significant capital to continue to fund research and development activities related to development of our products.  Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raadr, Inc.:

We have audited the accompanying consolidated balance sheets of Raadr, Inc. (formerly Pitooey!, Inc.) (the "Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the consolidated financial position of Raadr, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B F Borgers CPA PC

Lakewood, Colorado

April 14, 2016

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Balance Sheets

	As of December 31, 2015	As of December 31, 2014
Assets:
Current assets
Cash and cash equivalents	$15,503	$46,192
Prepaid expenses and other current assets	59	59
Total current assets	15,562	46,251

Property and equipment, net	1,421	5,371
Total assets	$16,983	$51,622

Liabilities and Stockholders' Deficit
Current liabilities
Account payable	$309,447	$305,790
Accrued liabilities	666,236	351,302
Preferred stock to be issued	259,900	259,900
Convertible notes payable, net of discount of $293,096 and $0, respectively	80,781	-
Notes payable, net of discount of $0 and $73,238, respectively	1,000,034	969,796
Related party notes payable	199,204	199,204
Derivative liability	1,374,149	67,105
Total current liabilities	3,889,751	2,153,097

Commitments and contingencies (Note 5)

Stockholders' Deficit:
Preferred stock; $0.001 par value; 80,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2005 and 2014, respectively	-	-
Preferred stock, Series A; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2005 and 2014, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 117,124,984 and 103,779,923 shares issued and outstanding as of December 31, 2005 and 2014, respectively	117,1253	103,780
Common stock, owed but not issued; 31,000 and 31,000 shares issued and outstanding as of December 31, 2005 and 2014, respectively	31	31
Additional paid-in capital	10,941,839	3,546,251
Accumulated deficit	(14,931,763)	(5,751,537)
Total stockholders' deficit	(3,872,768)	(2,101,475)
Total liabilities and stockholders' deficit	$16,983	$51,622

See accompanying notes to the consolidated financial statements.

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Statements of Operations

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Revenue, net	$-	$82,055
Cost of goods sold	-	21,624

Gross profit	-	60,431

Operating expenses:
Advertising and marketing	321	52,168
Depreciation	3,950	11,955
Executive compensation	96,000	94,834
General and administrative expenses	31,783	234,796
Professional fees, including stock-based compensation of $6,957,250, and $639,84 in 2015 and 2014, respectively	7,228,780	897,951
Salaries and wages	116,596	207,800
Total operating expenses	7,477,430	1,499,504

Loss from operations	(7,477,430)	(1,439,073)

Other income (expense):
Interest expense	(718,053)	(528,816)
Debt forgiveness	13,246	15,478
Other income (expense)	3,278	(8,136)
Change in fair value of derivatives	(1,001,268)	(17,105)
Total other income (expense)	(1,702,797)	(538,579)

Loss before provision for income taxes	(9,180,227)	(1,977,652)

Provision for income taxes	-	-

Net loss	$(9,180,227)	$(1,977,652)

Basic and diluted net loss per common share attributable to common stockholders	$(0.08)	$(0.02)
Weighted-average number of shares used in computing basic per share amounts	110,164,522	103,324,359

See accompanying notes to the consolidated financial statements.

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Statement of Stockholders' Deficit

						Common			Total
	Preferred Stock, Series A		Common Stock		Subscriptions	Stock Owed	Additional	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Receivable	but not Issued	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2013	-	$-	102,766,923	$102,818	$(20,400)	$283	$2,780,482	$(3,773,884)	$(910,700)
Proceeds from stock subscription receivable	-	-	51,000	-	20,400	-	-	-	20,400
Common stock issued for proceeds previously received	-	-	252,500	252	-	(252)	-	-	-
Common stock sold for cash	-	-	92,500	93	-	-	36,907	-	37,000
Warrants issued in connection with note issuances	-	-	-	-	-	-	78,462	-	78,462
Common shares issued for services	-	-	617,000	617	-	-	456,183	-	456,800
Imputed interest on notes payable	-	-	-	-	-	-	11,176	-	11,176
Warrants issued to consultants for services and settlements	-	-	-	-	-	-	183,041	-	183,041
Net loss	-	-	-	-	-	-	-	(1,977,652)	(1,977,652)
Balance, December 31, 2014	-	-	103,779,923	103,780	-	31	3,546,251	(5,751,536)	(2,101,473)

Shares issued with debt extension and defaults	-	-	719,000	719	-	-	145,854	-	146,573
Conversion of convertible debt	-	-	9,734,533	9,734	-	-	227,600	-	237,334
Common stock sold for cash	-	-	450,000	450	-	-	29,550	-	30,000
Warrants and common stock issued with notes payable	-	-	500,000	500	-	-	26,100	-	26,600
Common shares issued for services and settlements	-	-	32,120,000	32,120	-	-	6,925,130	-	6,957,250
Common stock returned from founders	-	-	(30,178,472)	(30,178)	-	-	30,178	-	-
Imputed interest on notes payable	-	-	-	-	-	-	11,176	-	11,176
Net loss	-	-	-	-	-	-	-	(9,180,227)	(9,180,227)
Balance, December 31, 2015	-	$-	117,124,984	$117,125	$-	$31	$10,941,839	$(14,931,763)	$(3,872,767)

See accompanying notes to the consolidated financial statements.

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,180,226)	$(1,977,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,957,250	639,841
Depreciation and amortization	3,950	11,955
Loss on derivative liability	1,001,268	17,105
Accretion of debt discount	131,044	408,588
Imputed interest on notes payable	11,176	11,176
Common stock issued for debt penalties, debt agreements and additional shares issued on conversions	350,519	-
Loss on disposal of assets	-	8,598
Increase in principal balance due to default	13,750	-
Gain on forgiveness of debt	-	(15,478)
Prepaid expenses	-	141
Accounts payable	3,646	69,795
Accrued liabilities	314,934	154,252
Net cash used in operating activities	(392,689)	(671,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	3,703
Proceeds from notes receivable	-	75,000
Net cash provided by investing activities	-	78,703

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	20,000	242,426
Proceeds from issuance of convertible notes payable	312,000	-
Repayment of notes payable	-	(50,774)
Payments on related party notes payable	-	(14,622)
Proceeds from issuance of related parties notes payable	-	2,810
Proceeds from subscription receivable	-	20,400
Proceeds from sale of preferred stock	-	259,900
Proceeds from sale of common stock	30,000	37,000
Net cash provided by financing activities	362,000	497,140

Change in cash and cash equivalents	(30,689)	(95,837)
Cash and cash equivalents, beginning of period	46,192	142,029
Cash and cash equivalents, end of period	$15,503	$46,192

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$14,217
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversions of notes payable into common stock	$59,988	$-
Warrants or common stock issued in connection with notes payable	$26,600	$78,462

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $14,931,763 as of December 31, 2015, a net loss of $9,180,226 and cash used from operations of $392,689 during the year ended December 31, 2015.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Subsequent to December 31, 2015 the Company received approximately $148,450 in capital from sales of common stock and issuances of convertible notes payable.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company is attempting to conduct private placements of its preferred and common stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, the Company recorded losses on assets disposed of $0 and $8,598 related to assets either sold or disposed of.

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

Advertising and Marketing Costs

The Company expenses all costs of advertising as incurred.  During the years ended December 31, 2015 and 2014, advertising and marketing costs were $321 and $52,168, respectively.

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

Loss per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the years ended December 31, 2015 and 2014. Dilutive loss per share for the years ended December 31, 2015 and 2014 excludes all potential dilutive common shares as their effect is anti-dilutive.

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

As of December 31, 2015 the derivative liability is considered a level 2 item; see Note 4. The Company did not have any level 3 instruments as of December 31, 2015 and 2014.

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

Fixed Assets

Fixed assets as of December 31, 2015 and 2014 consisted of:

	December 31,
	2015	2014
Computer equipment	$12,525	$12,525
Furniture and equipment	2,000	2,000
Fixed assets, total	14,525	14,525
Less: accumulated depreciation	(13,104)	(9,154)
Fixed assets, net	$1,421	$5,371

Depreciation expenses for the years ended December 31, 2015 and 2014 was $3,950 and $11,955, respectively.

Accrued Liabilities

Accrued liabilities as of December 31, 2015 and 2014 consisted of:

	December 31	December 31,
	2015	2014
Accrued payroll and taxes	$190,614	$121,061
Executive compensation	175,422	94,167
Accrued interest	206,784	116,822
Other	93,416	19,252
	$666,236	$351,302

In 2015, the Company entered into a settlement agreement with their former shareholder. In connection with the agreement the Company has the obligation to issue 703,550 shares of common stock in settlement of accounts payable to the CEO for accrued salaries and an investment in Series B preferred stock. The Company has yet to issue the required shares and thus as of December 31, 2015, the liability remained.

Note 4 - Notes Payable

Notes payable consisted of the following at:

	December 31,	December 31,
	2015	2014
Third Party Notes:
Convertible promissory notes	$405,877	$55,000
Debentures with warrants	347,664	387,664
Notes under Investment Agreement	581,764	581,764
Promissory notes	38,606	18,606
Less: unamortized discount	(293,096)	(73,238)
Subtotal - third party notes	1,080,815	969,796

Related Party Notes:
Debentures with warrants	87,445	87,445
Demand notes	111,759	111,759
Less: unamortized discount	-	-
Subtotal - related party notes	199,204	199,204
Total	1,280,019	1,169,000
Current portion	(1,280,019)	(1,169,000)
Long-term portion	$-	$-

Convertible Promissory Notes

At various time during the year ended December 31, 2013, the Company issued convertible promissory notes to third parties which bear interest rates of 8% per annum. These notes along with their accrued interest are due and payable in full on their respective maturity dates, which range from May 2014 through July 2014. The notes are convertible into shares of the Company’s par value common stock after six months at a variable conversion price calculated as 58% of the average of the lowest three trading prices during the ten trading days prior to the conversion date.  As a result, a discount of 42% of the face value of the note was attributed to the beneficial conversion feature of the note, which was amortized over the expected life of the note. During the year ended December 31, 2014, $28,720 of the original discount was amortized and recorded as interest expense. The note was repaid during the year ended December 31, 2014.

2014

In December 2014, the Company issued a convertible promissory note to a third party in the principal amount of $55,000. The note bears interest at 10%, is due in December 2015, and is convertible any time after issuance at a variable conversion price calculated as the lower of $0.30 or 55% of the lowest trading price in the 20 days prior to conversion. Based on the requirements of ASC 815, we determined that a derivative liability was triggered upon issuance due to the variable conversion price. Using the Black-Scholes pricing model, we calculated the derivative liability upon issuance and recorded the fair market value of the derivative liability as a discount to the convertible promissory note. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations. The derivative liability is required to be revalued at each conversion event and at each reporting period. The derivative liability is required to be revalued at each conversion event and at each reporting period. As of September 30, 2015, this note was convertible into approximately 7.4 million shares of common stock. As of April 16, 2015, the note was in default as the Company was previously not current in their SEC filings. In connection with this default, the Company recorded $13,750 in additional principal, a 25% increase. The amount is reflected as interest expense on the statement of operations during the year ended December 31, 2015.

Based on these valuations, the derivative was recorded at its initial value of $68,802. The note was fully discounted at issuance due to the associated derivative liability, and the excess of $18,802 was immediately expensed as a loss on the fair value of the derivative liability. During the years ended December 31, 2015 and 2014, interest expense from accretion of the discount was $52,137 and $2,863, respectively. At December 31, 2015, the derivative liabilities were re-valued at $172,741. During the years ended December 31, 2015 and 2014, the loss on the fair value of the derivative liability, including the day one charge noted above, was $105,656 and $17,105, respectively.

During the year ended December 31, 2015, the holder converted principal of $19,998 resulting in the issuance of 1,871,330 shares of common stock.

2015

In October to December 2015, the Company issued eight convertible promissory note to various third parties resulting proceeds of $312,000.  The convertible notes included on issuance discounts of $45,125 which are included as part of the discount to the convertible notes disclosed below. Upon issuance total principal due on the convertible notes at maturity is $357,125. The convertible notes bears interest rates ranging from 4% to 10%, due at dates ranging from March 2016 to July 2017, and are convertible any time after issuance at a variable conversion prices calculated as the lower of prices ranging from $0.10 to $0.30 or discounts ranging from 50% to 55% of the lowest trading price in the 20 to 25 days prior to conversion. In addition, the principal balance of one of the convertible notes increases from $123,625 to $247,250 if not repaid by June 9, 2016. The increase will not be trigged until the repayment isn't made.

In connection with two of the convertible notes discussed above the Company issued a total of 500,000 shares of common stock and warrants to purchase 250,000 shares of common stock. The Company valued the common shares at $11,950 based upon the closing market price of the Company's common stock on the date of the agreement. The warrants were valued at $11,184 based upon the Black-Scholes inputs disclosed in Note 8. The Company recorded the value of these items as interest expense as the convertible notes had already been fully discounted due to the on issuance discounts and derivative liabilities, as discussed below.

Based on the requirements of ASC 815, we determined that a derivative liability was triggered upon issuance due to the variable conversion price. Using the Black-Scholes pricing model, we calculated the derivative liability upon issuance and recorded the fair market value of the derivative liability as a discount to the convertible promissory notes. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations. The derivative liability is required to be revalued at each conversion event and at each reporting period. As of December 31, 2015, these convertible notes were convertible into approximately 50 million shares of common stock.

Based on these valuations, the derivatives were recorded at their initial value of $492,730. The convertible notes were fully discounted at issuance due to the associated derivative liabilities being in excess of the convertible notes payable. The excess fair value of $186,954 was immediately expensed as a loss on the fair value of the derivative liabilities. During the year ended December 31, 2015, interest expense from accretion of the discount was $57,805 with $293,906 of the discount remaining as of December 31, 2015.  At December 31, 2015, the derivative liabilities were re-valued at $1,201,409. During the year ended December 31, 2015, the loss on the fair value of the derivative liability, including the day one charge noted above, was $895,633.

During the year ended December 31, 2015, the range of inputs used to calculate the derivative liabilities were as follows:

	As of	As of	As of	As of
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Exercise price per share	$0.121	$0.110	$0.110	$0.028
Expected life (years)	0.70	0.45	0.20	0.73
Risk-free interest rate	0.25%	0.25%	0.25%	0.25%
Expected volatility	150.00%	179.00%	119.00%	227.00%

Interest expense related to these convertible promissory notes was $12,458 and $3,286, respectively, for the years ended December 31, 2015 and 2014.

Debentures with Warrants

At various times through the years ended December 31, 2014 and 2013, the Company has issued debentures with attached warrants. These debentures contain interest rates ranging from 8% to 20% and mature at various times from July 2014 through July 2015. Interest expense related to these debentures for the years ended December 31, 2015 and 2014 was $41,782 and $40,750, respectively.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $76,452 were attributed to the warrants during the year ended December 31, 2014. See Note 8 for inputs used in the valuation. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the years ended December 31, 2015 and 2014, $68,990 and $221,410, respectively, was amortized and recorded as interest expense. As of December 31, 2015, all discounts related to the warrants had been amortized.

In addition, see Note 7 for discussion regarding common stock issued to one of the holders of these debentures for the extension of the debenture. In December 2015, the $20,000 debenture was transferred to a third party who converted into 7,863,203 shares of common stock. The Company valued the common stock at $217,337 based upon the closing market price on the date of the conversion. The additional value of $197,337 over the $20,000 converted was recorded as interest expense.

Notes Issued Under an Investment Agreement

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000.  This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each debenture is issued until paid. Maturity dates of the debentures issued range from April 2014 through May 2015. As such, a majority of these notes are in default as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the principle balance owed on these debentures was $532,431 and $532,431, respectively, plus accrued interest. During the years ended December 31, 2015 and 2014, a total of $46,448 and $41,419 has been recorded as interest expense.  In connection with the April 29, 2013 Agreement and as modified by the December 2, 2013 Agreement, the Company also agreed to issue and sell to the investor, from time to time and subject to certain terms and conditions set forth in the Agreement, up to $25,000,000 of the Company’ common stock.  As of the date of these financial statements, no shares of common stock have been issued pursuant to the Agreement.

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

During the year ended December 31, 2013, the Company issued a $50,000 promissory note bearing interest at 10% and due on May 31, 2014. The note is payable in monthly payments of principal and interest.  As of December 31, 2015 and 2014, the remaining principal balance of $10,606 and $10,606, respectively is past due and in default.

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

Debentures with Warrants Issued to Related Parties

At various times through the years ended December 31, 2014 and 2013, the Company has issued debentures with attached warrants to several related parties. These debentures bear interest at 8% and mature at various times from July 2014 through February 2015. Interest expense related to these debentures for the years ended December 31, 2015 and 2014 was $6,188 and $6,189, respectively.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $2,010 were attributed to the warrants during the year ended December 31, 2014. See Note 8 for inputs used in the valuation. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the years ended December 31, 2015 and 2014, a total of $27,812 and $78,552, respectively, has been amortized and recorded as interest expense, leaving a balance of $0 and $27,812, respectively, in discounts related to the attached warrants as of December 31, 2015 and 2014.

Demand Notes Issued to Related Parties

The Company has various notes outstanding to related parties totaling $111,759 and $111,759 as of December 31, 2015 and 2014, respectively. These notes are due on demand and have no stated interest rate. The Company imputed interest on these notes at 8% during the years ended December 31, 2015 and 2014. Total interest expense imputed on these notes during the years ended December 31, 2015 and 2014 was $11,176 and $11,176, respectively, which has been recorded to additional paid-in capital.

Note 5 - Commitments and Contingencies

Operating Leases

The Company previously leased its office facility under an operating lease agreement that was to expire May 31, 2016.  On August 29, 2014, the Company and lessor of this lease, upon mutual agreement, terminated the lease, with no additional obligation.  The Company currently subleases an office on a month to month basis. Rent expense was $40,984 for the year ended December 31, 2014.

Legal

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar was organized to specialize in internet branding through social media marketing, mobile marketing and iPhone ® app development Company. On October 31, 2013, the Company entered into a settlement agreement with certain former employees to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar. In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar.  The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees. The Company estimated this liability at $30,000 which they have recorded in accrued liabilities at December 31, 2015 and 2014.

On July 29, 2014, a default judgment was issued against the company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013.  On September 25, 2013, the Company cancelled the agreement because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms. In November 2014, we entered into a settlement agreement whereby the Company shall pay the plaintiff $13,246, in monthly installments of $1,472. In addition, the Company issued options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 expiring in two years. The Company valued the options at $21,424 using the Black-Sholes model. The required payments on the settlement have not been made, however, the full amount of the liability has been recorded in accounts payable as of December 31, 2015 and 2014.

Note 6 - Income Taxes

For the years ended December 31, 2015 and 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2015 and 2014, the Company had approximately $5.9 and $5.2 million of federal and state net operating losses, respectively. The federal net operating loss carryforwards, if not utilized, will begin to expire in 2027. The state net operating loss carryforwards, have started to expire.

The components of the Company’s deferred tax asset are as follows:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$2,191,606	$(1,943,756)
Valuation allowance	(2,191,606)	1,943,756
Net deferred tax asset	$--	$--

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, and recorded a full valuation allowance.

The components of the Company's income taxes were:

	2015	2014
Income tax benefit attributable to:
Net loss	$(3,121,277)	$(672,402)
Permanent differences	2,873,427	148,536
Valuation allowance	247,850	523,866
Net provision for income tax	$--	$--

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2012 through 2015 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company hasn't filed the required tax returns for the year ended December 31, 2012 to December 31, 2015. The Company is subject to examination by State authorities for the years ended 2011 through 2015 and currently does not have any ongoing tax examinations.

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

As of the date of these consolidated financial statements the designations for the Series B have not been filed with the State and thus they are reflected as a liability on the accompanying balance sheets at December 31, 2015 and 2014. The rights and preferences are not valid until the designations are filed. Once approved, the holders are expected to receive warrants to purchase two shares of common stock at $0.50 per share. In addition, each share of Series B converted the holder would receive two shares of common stock.

Common Stock - 2015 Issuances

In March 2015, the Company issued a total of 30,000,000 shares of common stock in connection with three consulting contracts, 10 million shares each, related to capital raising, strategic partnerships, etc. The Company recorded $6,600,000 in connection with these agreements based upon the closing market price of the Company's common stock on the date of agreements. The common shares issued in connection with these agreements is non-forfeitable and thus the entire value of the common shares was expensed upon issuance. In addition, there are no future performance commitments under the agreements. Under the agreements, the consultants have non-dilutive clauses which require a true up at the end of the contract based upon the percentage the 30,000,000 represented of the total issued on the date of the initial issuance, or approximately 22%. At each quarter end, the Company determines whether or not additional common shares are required to be issued and records a liability for the value of such shares. As of December 31, 2015, the estimated value of additional shares issuable was approximately $84,600 and recorded within accrued liabilities and interest expense.

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

In November 2015, the Company issued 1,320,000 shares of common stock in connection with settlements with a former customers and investors. The Company recorded $264,000 in connection with this settlement based upon the closing market price of the Company's common stock on the date of agreements.

In October to December 2015, the Company entered into three consulting agreement in which required the issuance of 625,000 shares of common stock. The Company recorded $58,250 in connection with these agreements based upon the closing market price of the Company's common stock on the date of agreements. The common shares issued in connection with these agreements is non-forfeitable and thus the entire value of the common shares was expensed upon issuance. In addition, there are no future performance commitments under the agreements.

From April to November 2015, the Company extended a $20,000 convertible note payable to later dates. In connection with the extensions the Company issued a total of 719,000 shares of common stock valued at $146,573. The shares were valued based upon the closing price of the Company common stock on the date of the extensions and were expensed as interest expense. In December 2015, as discussed in Note 4, was satisfied.

In May 2015, a total of 30,178,472 shares of common stock were returned to the Company by former members of management and founding shareholders. The Company recorded the shares at their par value as the basis in the initial transaction was the par value.

See Note 4 for additional issuances of common stock.

Common Stock - 2014 Issuances

From April 1, 2013 to December 31, 2013, the Company sold 621,000 shares of its common stock for aggregate cash proceeds of $228,007.  As of December 31, 2013, 282,500 shares of common stock were subscribed and paid for, but not yet issued; resultantly, the Company recorded $283 as common stock owed but not issued. During the year ended December 31, 2014, 252,500 of these shares that had been previously paid for were issued. As of December 31, 2015 and 2014, the Company still had the obligation to issue 31,000 shares of common stock. Additionally, as of December 31, 2013, 51,000 shares for proceeds of $20,400 were subscribed but not paid for. In January 2014, the Company received $20,400 as payment for these shares.

In March 2014, the Company sold 92,500 shares of common stock, at $0.40 per share, to four investors for $37,000.

On August 20, 2014, the Company issued 600,000 shares of restricted common stock for consulting services. These shares were valued at $450,000, which cost was expensed as Professional Development Consulting in May and June 2014 when the shares were authorized.

Note 8 - Warrants

A summary of warrant activity follows:

	Number	Weighted-Average	Weighted-Average
	of Shares	Exercise Price	Expected Life

Outstanding at December 31, 2013	1,880,000	$ 0.99	0.99
Granted	1,270,000	0.28	4.04
Exercised	-	-	-
Canceled	-	-	-
Outstanding at December 31, 2014	3,150,000	0.99	0.99
Granted	250,000	0.10	4.95
Exercised	-	-	-
Canceled	(1,100,000)	0.33	-
Outstanding at December 31, 2015	2,300,000	$ 0.33	2.49
Warrants exercisable at December 31, 2015	1,300,000	$ 0.52	1.66

During the year ended December 31, 2014, the Company issued a total of 1,000,000 warrants to third party consultants in connection with consulting agreements. These warrants contained exercise prices ranging from $0.09 to $1.75 per share and expire two to three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, the warrants were valued at $629,175. The Company recorded compensation expense related to the warrants of $629,175 during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued a total of 170,000 warrants in connection with the issuance of debentures, respectively. These warrants contained an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $78,462, were attributed to the warrants being given in return for loans during the year ended December 31, 2014, which are being amortized over the respective twelve month maturity periods of the underlying debentures.

See Note 4 for additional discussion regarding warrants issued in connection with debenture an convertible note issuances.

During the years ended December 31, 2015 and 2014, the range of inputs used to calculate the value of the warrants were as follows:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Exercise price per share	$0.10	$0.10
Expected life (years)	5.00	5.00
Risk-free interest rate	0.25%	1.72%
Expected volatility	179.00%	97.00%

Note 9 - Agreements

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

On July 29, 2014 (the “Effective date”), the Company entered into an agreement with cmdR Consulting, to develop the Company’s RAADR mobile app, the purpose of which is to develop a subscriber-like mobile application to allow the monitoring of a variety of forms of social mention in social media.  Contractual details call for an initial payment of $40,000, an additional payment of $30,000 in December, 2014 and five monthly payments of $10,000 commencing in January 2015.  In addition, stock options of up to 1,000,000 shares, with a strike price of $0.09, were granted for achieving certain milestones including an expected launch date in Fall 2014, with pre-registration to begin early September, 2014.  In addition, a user-based bonus of $0.20 per user will be paid if the platform exceeds 330,000 users by December 31, 2014. Due to cash flow restrictions and the likely hood of the deliverables being provided, the contract was cancelled subsequent to December 31, 2014.

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

Note 10 - Related Party Transactions

As of December 31, 2015 and 2014, amounts included within accrued liabilities related to payroll due to Jacob DiMartino, our Chief Executive Officer, were $159,422 and $78,167, respectively. The Company accrues $8,000 per month in connection with the CEO's services.

See also Note 8 for notes payable to related parties.

Note 11 - Subsequent Events

Subsequent to year end, the Company has received $148,450 in proceeds from convertible notes payable. The notes are convertible into shares of common stock based upon discount to market.

Subsequent to year end, the Company issued 104,363,251 shares of common stock in connection with the settlement with a former customer. The Company is still determining the accounting impact of this transaction.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2015. The weaknesses were initially identified during the year ended December 31, 2013 :

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

Management's Remediation Initiatives

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2015, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2015, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The name and age of our director and executive officer and his position is as follows:

Name	Age	Position
Jacob DiMartino	37	Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Jacob DiMartino, Chief Executive Officer and Director. In 1998, at the age of 18, Jacob DiMartino began his career with Phase 2 Solutions, a start-up company based in Scottsdale, Arizona. Joining the company as an inside sales rep, he quickly advanced to Sales Manager within his first 90 days. In 2000, he was promoted to Director of Project Management. With this promotion, Jacob was responsible for the company’s largest account; and he earned several awards and achievements during his tenure with the company, including “Employee of the Year,” “Salesman of the Year,” and “Mentor of the Year.” The latter being awarded by employee votes to the manager who motivated and continually inspired others.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2015 and 2014 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

				Summary Compensation Table
							Non-qualified	All Other
						Non-Equity	Deferred	Other
Name and				Stock	Option	Incentive Plan	Compensation	Compen-
Principle		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jacob DiMartino (1)	2015	96,000	-	-	-	-	-	-	96,000
CEO	2014	108,000	-	-	-	-	-	-	108,000

Richard Hybner (2)	2014	72,000	-	-	-	-	-	-	72,000
Former CEO

(1) Jacob DiMartino has been president and a director since May 12, 2014 and chief executive officer from December 24, 2012 to May 12, 2014 and since January 18, 2015. Actual cash payments totaled $14,745 in 2015 and $51,832 in 2014. As of December 31, 2015 and 2014, amounts payable included within accrued liabilities were $159,422 and $78,167, respectively.

(2) Actual cash payments totaled $36,923.  Hybner resigned as CEO on January 17, 2015.

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

See notes to financial statements.

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

Services	2015	2014

Audit fees *	$19,500	$19,500
Audit-related fees	-	-
Tax fees	325	325
All other fees	-	-

Total fees	$19,825	$19,825

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
(Registrant)

By: /s/ Jacob DiMartino
Jacob DiMartino, CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer,	April 14, 2016
Jacob DiMartino	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

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