Form 10-K/A
period 2015-12-31
RAADR, INC.
filed 2016-04-14
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

EXPLANATORY NOTE

RAADR, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2015 to amend certain typographical and numerical errors in its Consolidated Balance Sheets and Consolidated Statements of Cash Flows. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K.

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

B F Borgers CPA PC

Lakewood, Colorado

April 14, 2016

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Balance Sheets

	As of December 31, 2015	As of December 31, 2014
Assets:
Current assets
Cash and cash equivalents	$15,503	$46,192
Prepaid expenses and other current assets	59	59
Total current assets	15,562	46,251

Property and equipment, net	1,421	5,371
Total assets	$16,983	$51,622

Liabilities and Stockholders' Deficit
Current liabilities
Account payable	$309,447	$305,790
Accrued liabilities	666,236	351,302
Preferred stock to be issued	259,900	259,900
Convertible notes payable, net of discount of $293,096 and $0, respectively	80,781	-
Notes payable, net of discount of $0 and $73,238, respectively	1,000,034	969,796
Related party notes payable	199,204	199,204
Derivative liability	1,374,149	67,105
Total current liabilities	3,889,751	2,153,097

Commitments and contingencies (Note 5)

Stockholders' Deficit:
Preferred stock; $0.001 par value; 80,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Preferred stock, Series A; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 117,124,984 and 103,779,923 shares issued and outstanding as of December 31, 2015 and 2014, respectively	117,125	103,780
Common stock, owed but not issued; 31,000 and 31,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	31	31
Additional paid-in capital	10,941,839	3,546,251
Accumulated deficit	(14,931,763)	(5,751,537)
Total stockholders' deficit	(3,872,768)	(2,101,475)
Total liabilities and stockholders' deficit	$16,983	$51,622

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

Raadr, Inc.

(formerly PITOOEY!, INC.)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,180,227)	$(1,977,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,957,250	639,841
Depreciation and amortization	3,950	11,955
Loss on derivative liability	1,001,268	17,105
Accretion of debt discount	131,044	408,588
Imputed interest on notes payable	11,176	11,176
Common stock issued for debt penalties, debt agreements and additional shares issued on conversions	350,519	-
Loss on disposal of assets	-	8,598
Increase in principal balance due to default	13,750	-
Gain on forgiveness of debt	-	(15,478)
Prepaid expenses	-	141
Accounts payable	3,647	69,795
Accrued liabilities	314,934	154,252
Net cash used in operating activities	(392,689)	(671,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	3,703
Proceeds from notes receivable	-	75,000
Net cash provided by investing activities	-	78,703

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	20,000	242,426
Proceeds from issuance of convertible notes payable	312,000	-
Repayment of notes payable	-	(50,774)
Payments on related party notes payable	-	(14,622)
Proceeds from issuance of related parties notes payable	-	2,810
Proceeds from subscription receivable	-	20,400
Proceeds from sale of preferred stock	-	259,900
Proceeds from sale of common stock	30,000	37,000
Net cash provided by financing activities	362,000	497,140

Change in cash and cash equivalents	(30,689)	(95,837)
Cash and cash equivalents, beginning of period	46,192	142,029
Cash and cash equivalents, end of period	$15,503	$46,192

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$14,217
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversions of notes payable into common stock	$59,988	$-
Warrants or common stock issued in connection with notes payable	$26,600	$78,462

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