Form 10-Q
period 2016-03-31
RAADR, INC.
filed 2016-05-23
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

Commission File Number 000-53991

RAADR, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4622782 (I.R.S. Employer Identification No.)

2432 West Peoria Ave, Suite 1346,

Phoenix, Arizona 85029

(480) 755-0591

(Address and telephone number of principal executive offices)

____________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	149,938,659 shares
(Class)	(Outstanding as at May 15, 2016)

RAADR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2015, Annual Report on Form 10-K, previously filed with the Commission on April 14, 2016.

RAADR, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2016	As of December 31, 2015
Assets:
Current assets
Cash and cash equivalents	$-	$15,503
Prepaid expenses and other current assets	59	59
Total current assets	59	15,562

Property and equipment, net	1,071	1,421
Total assets	$1,130	$16,983

Liabilities and Stockholders' Deficit
Current liabilities
Account payable	$320,467	$309,447
Accrued liabilities	705,303	666,236
Preferred stock to be issued	259,900	259,900
Convertible notes payable, net of discount of $265,551 and $293,096, respectively	269,709	80,781
Notes payable	1,000,034	1,000,034
Related party notes payable	199,204	199,204
Derivative liabilities	878,638	1,374,149
Total current liabilities	3,633,255	3,889,751

Commitments and contingencies (Note 5)

Stockholders' Deficit:
Preferred stock; $0.001 par value; 80,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Preferred stock, Series A; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 136,229,127 and 117,124,984 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	136,229	117,125
Common stock, owed but not issued; 31,000 and 31,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	31	31
Additional paid-in capital	11,044,600	10,941,839
Accumulated deficit	(14,812,985)	(14,931,763)
Total stockholders' deficit	(3,632,125)	(3,872,768)
Total liabilities and stockholders' deficit	$1,130	$16,983

See accompanying notes to the condensed consolidated financial statements.

RAADR, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Revenue, net	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Operating expenses:
Depreciation	350	1,144
Executive compensation	24,000	24,000
General and administrative expenses	12,544	2,229
Professional fees, including stock-based compensation of $27,550 and $6,600,000, respectively	190,643	6,600,000
Salaries and wages	17,944	116,596
Total operating expenses	245,481	6,743,969

Loss from operations	(245,481)	(6,743,969)

Other income (expense):
Interest expense	(192,479)	(51,508)
Debt forgiveness	-	13,246
Other income (expense)	-	2,136
Change in fair value of derivatives	556,738	(117,553)
Total other income (expense)	364,259	(153,679)

Income (loss) before provision for income taxes	118,778	(6,897,648)

Provision for income taxes	-	-

Net income (loss)	$118,778	$(6,897,648)

Basic net income ( loss) per common share attributable to common stockholders	$0.00	$(0.06)
Diluted net income (loss) per common share attributable to common stockholders	$0.00	$(0.06)
Weighted-average number of shares used in computing basic per share amounts	122,957,391	112,446,590
Weighted-average number of shares used in computing diluted per share amounts	869,899,107	112,446,590

See accompanying notes to the condensed consolidated financial statements.

RAADR, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$118,778	$(6,897,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	27,550	6,600,000
Depreciation and amortization	350	1,144
Loss on derivative liability	(556,738)	117,553
Accretion of debt discount	161,445	28,842
Common stock issued for debt penalties, debt agreements and additional shares issued on conversions	4,075	-
Changes in operating assets and liabilities:
Accounts payable	10,020	195
Accrued liabilities	39,067	103,722
Net cash used in operating activities	(195,453)	(46,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	179,950	-
Net cash provided by financing activities	179,950	-

Change in cash and cash equivalents	(15,503)	(46,192)
Cash and cash equivalents, beginning of period	15,503	46,192
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversions of notes payable into common stock	$27,517	$-
Warrants or common stock issued in connection with notes payable	$4,075	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of approximately $14.8 million as of March 31, 2016, a net loss of approximately $119,000 and cash used from operations of approximately $195,000 during the three months ended March 31, 2016 and a working capital deficit of $3.6 million as of March 31, 2016.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. During the three months ended March 31, 2016 the Company received $179,950 in capital from the issuances of convertible notes payable. The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing. The Company is attempting to conduct private placements of its preferred and common stock to raise proceeds to finance its plan of operation. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not indicative of the results that may be expected for the full year.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as of March 31, 2016.

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

Loss Per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the periods. Dilutive loss per share for the three months ended March 31, 2015 excludes all potential dilutive common shares as their effects are anti-dilutive. The following is the calculation of the dilutive net income for the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
Weighted average common shares outstanding used in calculating basic earning per share	136,229,127
Effect of convertible notes payable	733,669,980
Effect of options and warrants	-
Weighted average common and common equivalent shares outstanding used in calculating diluted earning per share	869,899,107

Net income as reported	$ 118,778
Add: Interest on convertible notes payable	8,341
Add: Amortization of discount on convertible notes payable	161,445
Net income available to common stockholders	$ 288,564

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

As of March 31, 2016 and December 31, 2015 the derivative liability is considered a level 2 item; see Note 4.

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

Recent Pronouncements

In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company adopted this ASU with no impact on the accompanying consolidated financial statements as the issuance costs were already accounted for as a reduction of the carrying value of the debt.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

Note 3 - Financial Statement Elements

Accrued liabilities as of March 31, 2016 and December 31, 2015 consisted of:

	March 31,	December 31
	2016	2015
Accrued payroll and taxes	$190,615	$190,614
Executive compensation	183,454	175,422
Accrued interest	237,818	206,784
Other	93,416	93,416
	$705,303	$666,236

In August 2015, the Company entered into a settlement agreement with their former Chief Executive Officer. In connection with the agreement, the Company has the obligation to issue 703,550 shares of common stock in settlement of amounts payable to the former Chief Executive Officer for accrued salaries and an investment in Series B preferred stock. The Company has yet to issue the required shares and thus as of March 31, 2016 and December 31, 2015, the liabilities remain. Subsequent to March 31, 2016, the Company amended the agreement so that an anti-dilution in which was present in the original settlement was removed.

Note 4 - Notes Payable

Notes payable as of March 31, 2016 and December 31, 2015 consisted of:

	March 31,	December 31,
	2016	2015

Third Party Notes:
Convertible promissory notes	$567,260	$405,877
Debentures with warrants	347,664	347,664
Notes under Investment Agreement	581,764	581,764
Promissory notes	38,606	38,606
Less: unamortized discount	(265,551)	(293,096)
Subtotal - third party notes	1,269,743	1,080,815

Related Party Notes:
Debentures with warrants	87,445	87,445
Demand notes	111,759	111,759
Subtotal - related party notes	199,204	199,204
Total	1,468,947	1,280,019
Current portion	(1,468,947)	(1,280,019)
Long-term portion	$-	$-

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

Convertible Promissory Notes

Commencing in December 2014 and through March 2016, the Company issued various convertible promissory notes to third parties to be used for operations. In most cases, these convertible promissory notes are convertible upon issuance into a variable number of shares of common stock.  Based on the requirements of ASC 815, we determined that a derivative liability was triggered upon issuance due to the variable conversion price. Using the Black-Scholes pricing model, we calculated the derivative liability upon issuance and recorded the fair market value of the derivative liability as a discount to the convertible promissory notes. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations. The derivative liability is required to be revalued at each conversion event and at each reporting period. The Company doesn't account for the derivative liability until the convertible promissory note is convertible. In addition, these convertible promissory notes include various default provisions in which increase the interest rate to rates ranging from 12% to 22% and at times the principal balance at rates ranging from 5% to 50%. Additionally, most convertible promissory notes have prepayment penalties in which range from 15% to 25%.

2014

In December 2014, the Company issued a convertible promissory note to a third party in the principal amount of $55,000. The note bears interest at 10%, was due in December 2015, and is convertible any time after issuance at a variable conversion price calculated as the lower of $0.30 or 55% of the lowest trading price in the 20 days prior to conversion. Based on the requirements of ASC 815, we determined that a derivative liability was triggered upon issuance due to the variable conversion price, see other areas of this note for further discussion. As of March 31, 2016, this note was convertible into approximately 45 million shares of common stock. As of April 16, 2015, the note was in default as the Company was previously not current in their SEC filings. In connection with this default, the Company recorded $13,750 in additional principal, a 25% increase. The amount is reflected as interest expense on the statement of operations during the year ended December 31, 2015.

Based its initial valuation using the black scholes model, the derivative was recorded at its initial value of $68,802. The note was fully discounted at issuance due to the associated derivative liability, and the excess of $18,802 was immediately expensed as a loss on the fair value of the derivative liability. During the three months March 31, 2015, interest expense from accretion of the discount was $38,387. At March 31, 2016 and 2015, the derivative liabilities were re-valued at $57,995 and $184,658, respectively. See below for weighted average variables used. During the three months ended March 31, 2016 and 2015, the gain (loss) on the fair value of the derivative liability was $55,033 and ($117,553), respectively.

As of March 31, 2016 and December 31, 2015, the balance due on the convertible promissory note was $29,375 and $48,752, respectively. During the three months ended March 31, 2016, the holder converted principal of $19,017 resulting in the issuance of 8,297,000 shares of common stock. In connection with these conversions, $59,712 of the derivative liability was reclassified to additional paid in capital. The Company also recorded a loss on extinguishment of $7,917.

2015

In October to December 2015, the Company issued eight convertible promissory note to various third parties resulting proceeds of $312,000.  The convertible notes included on issuance discounts of $45,125 which are included as part of the discount to the convertible notes disclosed below. Upon issuance total principal due on the convertible notes at maturity is $357,125. The convertible notes bears interest rates ranging from 4% to 10%, due at dates ranging from March 2016 to July 2017, and are convertible any time after issuance at a variable conversion prices calculated as the lower of prices ranging from $0.10 to $0.30 or discounts ranging from 50% to 55% of the lowest trading price in the 20 to 25 days prior to conversion. In addition, the principal balance of one of the convertible notes increases from $123,625 to $247,250 if not repaid by June 9, 2016. The increase will not be trigged until the repayment isn't made. As of March 31, 2016, these convertible notes were convertible into approximately 523 million shares of common stock.

In connection with two of the convertible notes discussed above the Company issued a total of 500,000 shares of common stock and warrants to purchase 250,000 shares of common stock. The Company valued the common shares at $11,950 based upon the closing market price of the Company's common stock on the date of the agreement. The warrants were valued at $11,184 based upon the Black-Scholes inputs disclosed in within the Company's Form 10-K. The Company recorded the value of these items as interest expense as the convertible notes had already been fully discounted due to the on issuance discounts and derivative liabilities, as discussed below.

Based on these valuations, the derivatives were recorded at their initial value of $492,730. The convertible notes were fully discounted at issuance due to the associated derivative liabilities being in excess of the convertible notes payable. The excess fair value of $186,954 was immediately expensed as a loss on the fair value of the derivative liabilities during the year ended December 31, 2015. During the three months ended March 31, 2016, interest expense from accretion of the discount was $125,221 with $167,874 of the discount remaining as of March 31, 2016.  At March 31, 2016, the derivative liabilities were re-valued at $612,980. See below for weighted average variables used. During the three months ended March 31, 2016, the gain on the fair value of the derivative liability was $588,422.

2016

During the three months ended March 31, 2016, the Company entered into four convertible notes with stated principal balances of $188,900, of which $179,950 in proceeds were received. The difference between the stated principal balance and proceeds received related to on issuance discounts and fees withheld from the proceeds by the lender. The convertible notes bears interest rates ranging from at 8-12%, are due at dates ranging from September 2016 to March 2017, and are convertible any time after issuance at a variable conversion price calculated at discounts ranging from 50 to 55% of the lowest trading price in the 10-20 days prior to conversion. On the date of issuance one of these notes was not convertible into shares of convertible common stock and thus a derivative liability wasn't recorded. The note becomes convertible 180 days after the agreement date. As of March 31, 2016, these convertible notes were convertible into approximately 166 million shares of common stock.

In connection with one of the convertible notes discussed above the Company issued a total of 250,000 shares of common stock. The Company valued the common shares at $4,075 based upon the closing market price of the Company's common stock on the date of the agreement. The Company recorded the value of these items as interest expense as the convertible notes had already been fully discounted due to the on issuance discounts and derivative liabilities, as discussed below.

Based on these valuations, the derivatives were recorded at their initial value of $347,818. The convertible notes were fully discounted at issuance due to the associated derivative liabilities being in excess of the convertible notes payable. The excess fair value of $223,868 was immediately expensed as a loss on the fair value of the derivative liabilities during the three months ended March 31, 2016. During the three months ended March 31, 2016, interest expense from accretion of the discount was $36,224 with $94,676 of the discount remaining as of March 31, 2016. At March 31, 2016, the derivative liabilities were re-valued at $207,663. See below for weighted average variables used. During the three months ended March 31, 2016, the gain on the fair value of the derivative liability was $123,327.

During the three months ended March 31, 2016, one of the holders converted principal of $8,500 resulting in the issuance of 4,857,143 shares of common stock. In connection with these conversions, $16,828 of the derivative liability was reclassified to additional paid-in capital. The Company also recorded a loss on extinguishment of $5,900. As of March 31, 2016, the balance due on the convertible promissory notes was $180,400.

Derivative Liabilities

During the three months ended March 31, 2016 and 2015, the average of inputs used to calculate the derivative liability were as follows:

	As of	As of
	March 31, 2016	March 31, 2015

Exercise price per share	$0.002	$0.121
Expected life (years)	0.55	0.70
Risk-free interest rate	0.48%	0.25%
Expected volatility	321%	150.00%

Debentures with Warrants

At various in 2014 and 2013, the Company issued debentures with warrants. These debentures contain interest rates ranging from 8% to 20% and mature at various times from July 2014 through July 2015. As of March 31, 2016, these notes were in technical default.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $76,452 and $275,499 were attributed to the warrants during the years ended December 31, 2014 and 2013, respectively. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the three months ended March 31, 2015, $21,102 was amortized to interest expense. As of March 31, 2015, the discounts were fully amortized.

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

Notes Issued Under an Investment Agreement

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000.  This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each debenture is issued until paid. Maturity dates of the debentures issued range from April 2014 through May 2015. As such, these notes are in default as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the principle balance owed on these debentures was $532,431 and $532,431, respectively, plus accrued interest.

Promissory Notes

On July 25, 2012, the Company entered into an Intellectual Property Assignment Agreement. In accordance with the terms and conditions contained therein, the Company has agreed to pay the Seller $8,000 in two installments: The first payment of $4,000 was due July 25, 2013,and second payment of $4,000 was due July 25, 2014. The note is currently in default due to non-payment.

During the year ended December 31, 2013, the Company issued a $50,000 promissory note bearing interest at 10% and due on May 31, 2014. The note is payable in monthly payments of principal and interest.  As of March 31, 2016 and December 31, 2015, the remaining principal balance of $10,606 and $10,606, respectively, is past due and in default.

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

Debentures with Warrants Issued to Related Parties

At various times in 2014 and 2013, the Company issued debentures with warrants to several related parties. These debentures bear interest at 8% and mature at various times from July 2014 through February 2015. As of March 31, 2016, all the notes are in default as they are past the maturity dates.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $2,010 and $105,055, respectively, were attributed to the warrants during the years ended December 31, 2014 and 2013. These discounts were being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. As of December 31, 2014, all discounts had been amortized  and none remained.

Demand Notes Issued to Related Parties

The Company has various notes outstanding to related parties totaling $111,759 as of March 31, 2016 and December 31, 2014, respectively. These notes are due on demand and have no stated interest rate.

Note 5 - Commitments and Contingencies

Consulting Agreements

On December 30, 2015, effective January 1, 2016, the Company entered into an agreement with two consultants to promote the Company’s RAADR mobile app for a period of 60 days. Under the terms of the agreement, the consultants received a total of 100,000 shares of common stock and were to be paid a total of $50,000 for their services. In addition, the consultants were to receive 50% of all revenues generated from the RAADR mobile app. See Note 6 for valuation of shares issued for services. As of March 31, 2016, no amounts had been earned under the revenue arrangement.

Operating Leases

The Company previously leased its office facility under an operating lease agreement that was to expire May 31, 2016.  On August 29, 2014, the Company and lessor of this lease, upon mutual agreement, terminated the lease, with no additional obligation. The Company currently subleases an office on a month to month basis.

Legal

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada. Rockstar was organized to specialize in internet branding through social media marketing, mobile marketing and iPhone® app development Company. On October 31, 2013, the Company entered into a settlement agreement with certain former employees to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar. In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar.  The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees. The Company estimated this liability at $30,000 which they have recorded in accrued liabilities at March 31, 2016 and December 31, 2015.

On July 29, 2014, a default judgment was issued against the Company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013.  On September 25, 2013, the Company cancelled the agreement because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms. In November 2014, we entered into a settlement agreement whereby the Company shall pay the plaintiff $13,246, in monthly installments of $1,472. In addition, the Company issued options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 expiring in two years. The Company valued the options on the date of issuance at $21,424 using the Black-Sholes model. The required payments on the settlement have not been made, however, the full amount of the liability has been recorded within accrued liabilities as of March 31, 2016 and December 31, 2015.

Note 6 - Stockholders’ Deficit

Three Months Ended March 31, 2016

During the three months ended March 31, 2016, the Company issued 5,700,000 shares of common stock to five parties in connection with consulting agreements. Services performed included capital raising, strategic partnerships, business planning, Raadr product promotion, etc. The Company recorded $27,550 in connection with these agreements based upon the closing market price of the Company's common stock on the date of agreements. The common shares issued in connection with these agreements is non-forfeitable and thus the entire value of the common shares was expensed upon issuance. In addition, there are no future performance commitments under the agreements.

Three Months Ended March 31, 2015

In March 2015, the Company issued a total of 30,000,000 shares of common stock in connection with three consulting contracts, 10 million shares each, related to capital raising, strategic partnerships, etc. The Company recorded $6,600,000 in connection with these agreements based upon the closing market price of the Company's common stock on the date of agreements. The common shares issued in connection with these agreements is non-forfeitable and thus the entire value of the common shares was expensed upon issuance. In addition, there are no future performance commitments under the agreements. Under the agreements, the consultants have non-dilutive clauses which require a true up at the end of the contract based upon the percentage the 30,000,000 represented of the total issued on the date of the initial issuance, or approximately 22%. At each quarter end, the Company determines whether or not additional common shares are required to be issued and records a liability for the value of such shares. As of March 31, 2016 and December 31, 2015, the estimated value of additional shares issuable was approximately $84,600 and $84,600, respectively and recorded within accrued liabilities. The change in the fair value of the additional shares is recorded within interest expense.

See Note 4 for additional issuances of common stock.

Note 7 - Related Party Transactions

As of March 31, 2016 and December 31, 2014, amounts included within accrued liabilities related to payroll due to Jacob DiMartino, our Chief Executive Officer, were $150,167 and $78,167, respectively. The Company accrues $8,000 per month in connection with the CEO's services.

See Note 4 discussion related to notes payable to related parties.

Note 8 - Subsequent Events

The Company received $61,385 in proceeds from the issuance of three convertible notes payable. Under the terms of the agreements, the notes are due in periods ranging from six - twelve months from the date of issuance, incur interest at rates ranging from 8-10% per annum and are convertible into common stock at discounts ranging from 50-55% of the lowest average bid price per share during the 10-20 consecutive trading days immediately prior to the conversion. The Company is currently determining the accounting impact but expects to record derivative liabilities due to the variable conversion price of the convertible notes payable.

The Company issued 38,809,532 shares of common stock in connection with conversions of notes payable.

The Company issued 16,000,000 shares of common stock in connection with consulting agreements with third parties for communications and marketing related services. The Company is currently determining the accounting impact but expects to expense the fair market value of the common stock on the date of issuance.

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

-- Social Media Monitoring -

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

-- Facial Recognition -

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

-- Other Features -

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

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues and Costs of Goods Sold.  The Company had no revenues or cost of goods sold during the three months ended March 31, 2016 and 2015 due to the Company not having any active sales contracts or products in which could generate revenues. In 2015, the Company expects minimal revenues due to the recent launch of RAADR in September 2015. In addition, the Company lacks sufficient capital to promote this product.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the three months ended March 31, 2016, general and administrative expenses were $12,544. Comparatively, general and administrative expenses were $2,229 in the period ended March 31, 2015.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. During the period ended March 31, 2016, we incurred $190,643 in professional fees as compared to $6,600,000 for the period ended March 31, 2015. The $6,600,000 during the 2015 period related 100% to stock based compensation in connection with common stock we issued to consultants for assistance in capital raising, business strategies, etc. The increase in actual capital expenditures for profession fees net of stock compensation during 2016 relates to professional and other fees related to the annual audit and financial reporting. During the 2015 period, some of these costs were delayed to a later date due to cash flow restrictions.

Salaries and Wages.  As of March 31, 2016, we had no employees. Salaries and wages expensed during the quarters ended March 31, 2016 and 2015 were $17,944 and $116,596, respectively.

Interest Expense .  During the three months ended March 31, 2016, we incurred $192,479 of interest expense related to our notes payable. In the period ended March 31, 2015, interest expense was $51,508.

Change in Fair Value of Derivatives.  During the three months ended March 31, 2016, we recorded a gain of $556,738 related to the change in the fair value of our derivative liability. The significant change in the derivative liability was attributed to the decreased difference between the closing market price of the Company's common stock and the calculated exercise price. As the exercise price is based upon traded securities, the value of the derivative liability will have significant fluctuations.

Liquidity and Capital Resources

As of March 31, 2016, we had $0 in cash and $59 in prepaid expenses and deposits. To date, we have financed our operations through the issuance of stock and debt securities.

Operating Activities.   Net cash used in operating activities was $195,453 for the three months ended March 31, 2016, compared to net cash used of $46,192 during the three months ended March 31, 2015. The significant increase in cash used was attributable to increased expenditures related to professional and other fees related to our annual audit and financial reporting. During the prior period, our limited access to capital hampered our operations.

Financing Activities.   Net cash provided by financing activities for the three months ended March 31, 2016 was $179,950, as compared to $0 for the comparable period ended March 31, 2015. During 2016, we obtained financing from the issuance of convertible notes in an effort to expand our operations and pursue new business opportunities. During 2015, the financing was not as readily available due to our continued losses from operations.

As of March 31, 2016, we had $0 of cash on hand.  We expect to require significant capital to continue to fund research and development activities related to development of our products. Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2016, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2016. The weaknesses were initially identified during the year ended December 31, 2013.

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

Management's Remediation Initiatives

As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended March 31, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

RAADR, INC.
(Registrant)

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer	May 23, 2016
Jacob DiMartino