Form 10-Q
period 2016-06-30
RAADR, INC.
filed 2019-06-14
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,298,840,880 shares
(Class)	(Outstanding as at June 13, 2019)

RAADR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

RAADR, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2016	As of December 31, 2015
Assets:
Current assets
Cash and cash equivalents	$-	$15,503
Prepaid expenses and other current assets	60	59
Total current assets	60	15,562

Property and equipment, net	1,071	1,421
Total assets	$1,131	$16,983

Liabilities and Stockholders' Deficit
Current liabilities
Account payable	$471,110	$309,447
Accrued liabilities	846,067	666,236
Preferred stock to be issued	259,900	259,900
Convertible notes payable, net of discount of $168,775 and $293,096, respectively	518,277	80,781
Notes payable	968,034	1,000,034
Related party notes payable	199,204	199,204
Derivative liabilities	1,084,601	1,374,149
Total current liabilities	4,347,193	3,889,751

Commitments and contingencies (Note 5)

Stockholders' Deficit:
Preferred stock; $0.001 par value; 80,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Preferred stock, Series A; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 582,023,295 and 117,124,984 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	582,023	117,125
Common stock, owed but not issued; 31,000 and 31,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	31	31
Additional paid-in capital	10,773,529	10,941,839
Accumulated deficit	(15,701,645)	(14,931,763)
Total stockholders' deficit	(4,346,062)	(3,872,768)
Total liabilities and stockholders' deficit	$1,131	$16,983

See accompanying notes to the condensed consolidated financial statements.

RAADR, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015

Revenue, net	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Advertising and marketing	-	21	-	21
Depreciation	350	2,288	-	1,144
Executive compensation	64,503	48,000	40,503	24,000
General and administrative expenses	128,499	21,163	115,955	18,934
Professional fees, including stock-based compensation of $148,850, $6,600,000, $121,300 and $0, respectively	378,137	6,622,043	187,494	22,043
Salaries and wages	17,944	116,596	-	-
Total operating expenses	589,433	6,810,111	343,952	66,142

Loss from operations	(589,433)	(6,810,111)	(343,952)	(66,142)

Other income (expense):
Interest expense	(558,656)	(148,465)	(366,177)	(96,957)
Debt forgiveness	13,817	13,246	13,817	-
Other income (expense)	(75,568)	3,252	(75,568)	1,116
Change in fair value of derivatives	439,958	5,933	(116,780)	123,486
Total other income (expense)	(180,449)	(126,034)	(544,708)	27,645

Loss before provision for income taxes	(769,882)	(6,936,145)	(888,660)	(38,497)

Provision for income taxes	-	-	-	-

Net loss	$(769,882)	$(6,936,145)	$(888,660)	$(38,497)

Basic and diluted net loss per common share attributable to common stockholders	$(0.00)	$(0.06)	$(0.00)	$(0.00)
Weighted-average number of shares used in computing basic per share amounts	159,585,495	123,270,577	202,496,565	133,975,620

See accompanying notes to the condensed consolidated financial statements.

RAADR, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(769,882)	$(6,936,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	148,850	6,600,000
Depreciation and amortization	350	2,288
Loss on derivative liability	(439,958)	(5,933)
Increase in convertible notes payable principal due to default	123,625	13,750
Accretion of debt discount	362,721	48,602
Common stock issued for debt penalties, debt agreements and additional shares issued on conversions	4,075	22,040
Accounts payable	161,661	-
Accrued liabilities	165,105	170,180
Net cash used in operating activities	(243,453)	(85,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	227,950	20,000
Proceeds from sale of common stock	-	20,000
Net cash provided by financing activities	227,950	40,000

Change in cash and cash equivalents	(15,503)	(45,218)
Cash and cash equivalents, beginning of period	15,503	46,192
Cash and cash equivalents, end of period	$-	$974

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversions of notes payable into common stock	$80,860	$-
Warrants or common stock issued in connection with notes payable	$4,075	$-
Increase in convertible notes payable principal due to default	$123,625	$-

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

Business

The Company offers a unique software tool in www.raadr.com that allows individuals to monitor social media activity online. As the digital world of the 21st Century continues to evolve, parents, guardians, and children are faced with challenges and threats not just in the real world, but in the omnipresent realm of Social Media as well. PITOOEY! INC., makers of the proprietary technology application RAADR© have developed a web based tool that provides families with peace of mind when it comes to knowing that children are safe from bullying and predatory behavior unfortunately so prevalent today.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of approximately $15.7 million as of June 30, 2016, a net loss of approximately $770,000 and cash used from operations of approximately $243,000 during the six months ended June 30, 2016 and a working capital deficit of $4.3 million as of June 30, 2016.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. During the six months ended June 30, 2016 the Company received $227,950 in capital from the issuances of convertible notes payable.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing. The Company is attempting to conduct private placements of its preferred and common stock to raise proceeds to finance its plan of operation. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 are not indicative of the results that may be expected for the full year.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as of June 30, 2016.

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

Loss Per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. Dilutive loss per share for the six months ended June 30, 2016 and 2015 excludes all potential dilutive common shares as their effects are anti-dilutive.

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

As of June 30, 2016 and December 31, 2015 the derivative liabilities are considered a level 2 item; see Note 4.

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

Note 3 - Financial Statement Elements

Accrued liabilities as of June 30, 2016 and December 31, 2015 consisted of:

	June 30,	December 31
	2016	2015
Accrued payroll and taxes	$190,615	$190,614
Executive compensation	207,454	175,422
Accrued interest	279,015	206,784
Other	168,983	93,416
	$846,067	$666,236

In August 2015, the Company entered into a settlement agreement with their former Chief Executive Officer. In connection with the agreement, the Company has the obligation to issue 703,550 shares of common stock in settlement of amounts payable to the former Chief Executive Officer for accrued salaries and an investment in Series B preferred stock. The Company has yet to issue the required shares and thus as of June 30, 2016 and December 31, 2015, the liabilities remain. During the quarter ended June 30, 2016, the Company amended the agreement so that an anti-dilution in which was present in the original settlement was removed.

Note 4 - Notes Payable

Notes payable as of June 30, 2016 and December 31, 2015 consisted of:

	June 30,	December 31,
	2016	2015
Third Party Notes:
Convertible promissory notes	$687,052	$405,877
Debentures with warrants	347,664	347,664
Notes under Investment Agreement	581,764	581,764
Promissory notes	38,606	38,606
Less: unamortized discount	(168,775)	(293,096)
Subtotal - third party notes	1,486,311	1,080,815

Related Party Notes:
Debentures with warrants	87,445	87,445
Demand notes	111,759	111,759
Subtotal - related party notes	199,204	199,204
Total	1,685,515	1,280,019
Current portion	(1,685,515)	(1,280,019)
Long-term portion	$-	$-

As of June 30, 2016, all notes indicated above are in default.

Convertible Promissory Notes

Commencing in December 2014 and through June 2016, the Company issued various convertible promissory notes to third parties to be used for operations. In most cases, these convertible promissory notes are convertible upon issuance into a variable number of shares of common stock. Based on the requirements of ASC 815, we determined that a derivative liability was triggered upon issuance due to the variable conversion price. Using the Black-Scholes pricing model, we calculated the derivative liability upon issuance and recorded the fair market value of the derivative liability as a discount to the convertible promissory notes. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations. The derivative liability is required to be revalued at each conversion event and at each reporting period.

The Company doesn't account for the derivative liability until the convertible promissory note is convertible. In addition, these convertible promissory notes include various default provisions in which increase the interest rate to rates ranging from 12% to 35% and at times the principal balance at rates ranging from 5% to 50%. Additionally, most convertible promissory notes have prepayment penalties in which range from 15% to 50%.

2015 Issuances

In October to December 2015, the Company issued eight convertible promissory note to various third parties resulting proceeds of $312,000.  The convertible notes included on issuance discounts of $45,125 which are included as part of the discount to the convertible notes disclosed below. Upon issuance, total principal due on the convertible notes at maturity is $357,125. The convertible notes bear interest rates ranging from 4% to 10%, due at dates ranging from March 2016 to July 2017, and are convertible any time after issuance at a variable conversion prices calculated as the lower of prices ranging from $0.10 to $0.30 or discounts ranging from 50% to 55% of the lowest trading price in the 20 to 25 days prior to conversion. In addition, the principal balance of one of the convertible notes increased from $123,625 to $247,250 as it wasn't repaid by June 9, 2016.

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

2016 Issuances

During the six months ended June 30, 2016, the Company entered into eight convertible notes with stated principal balances of $238,410, of which $227,950 in proceeds were received. The difference between the stated principal balance and proceeds received related to on issuance discounts and fees withheld from the proceeds by the lender. The convertible notes bear interest rates ranging from 4-35%, are due at dates ranging from July 2016 to April 2017, and are convertible any time after issuance at a variable conversion price calculated at discounts ranging from 45%to 58% of the lowest trading price in the 10-20 days prior to conversion.

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

Discounts and Conversions

The convertible notes issued in 2015 and 2016 were fully discounted at issuance due to the associated derivative liabilities being in excess of the convertible notes payable. The excess fair value of $283,707 was immediately expensed as a loss on the fair value of the derivative liabilities during the six months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, interest expense from accretion of the discount was $362,721 and $27,500, respectively. As of June 30, 2016, $168,775 of the discount remained.  At June 30, 2016, the derivative liabilities were re-valued at $1,084,601. See below for weighted average variables used.

During the six months ended June 30, 2016, seven of the holders converted principal of $80,810 resulting in the issuance of 462,198,311 shares of common stock. In connection with these conversions, $16,828 of the derivative liability was reclassed to additional paid-in capital. The Company also recorded a loss on extinguishment of $5,900.

As of June 30, 2016, these convertible notes were convertible into approximately 13.7 billion shares of common stock. If all convertible notes were converted, the Company would be in excess of their authorized shares.

Derivative Liabilities

During the six months ended June 30, 2016 and 2015, the average of inputs used to calculate the derivative liability were as follows:

	As of	As of
	June 30, 2016	June 30, 2015

Exercise price per share	$0.00005	$0.110
Expected life (years)	0.50	0.45
Risk-free interest rate	0.12%	0.25%
Expected volatility	289%	179%

Debentures with Warrants

At various dates in 2014 and 2013, the Company issued debentures with warrants. These debentures contain interest rates ranging from 8% to 20% and mature at various times from July 2014 through July 2015. As of June 30, 2016, these notes were in technical default.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $76,452 and $275,499 were attributed to the warrants during the years ended December 31, 2014 and 2013, respectively. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the six months ended June 30, 2015, $21,102 was amortized to interest expense. As of June 30, 2015, the discounts were fully amortized.

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

Notes Issued Under an Investment Agreement

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000.  This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each debenture is issued until paid. Maturity dates of the debentures issued range from April 2014 through May 2015. As such, these notes are in default as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the principle balance owed on these debentures was $532,431 and $532,431, respectively, plus accrued interest.

Promissory Notes

On July 25, 2012, the Company entered into an Intellectual Property Assignment Agreement. In accordance with the terms and conditions contained therein, the Company has agreed to pay the Seller $8,000 in two installments: The first payment of $4,000 was due July 25, 2013, and second payment of $4,000 was due July 25, 2014. The note is currently in default due to non-payment.

During the year ended December 31, 2013, the Company issued a $50,000 promissory note bearing interest at 10% and due on May 31, 2014. The note is payable in monthly payments of principal and interest.  As of June 30, 2016 and December 31, 2015, the remaining principal balance of $10,606 and $10,606, respectively, is past due and in default.

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

Debentures with Warrants Issued to Related Parties

At various times in 2014 and 2013, the Company issued debentures with warrants to several related parties. These debentures bear interest at 8% and mature at various times from July 2014 through February 2015. As of June 30, 2016, all the notes are in default as they are past the maturity dates.

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

Demand Notes Issued to Related Parties

The Company has various notes outstanding to related parties totaling $111,759 as of June 30, 2016 and December 31, 2014, respectively. These notes are due on demand and have no stated interest rate.

Note 5 - Commitments and Contingencies

Consulting Agreements

On December 30, 2015, effective January 1, 2016, the Company entered into an agreement with two consultants to promote the Company’s RAADR mobile app for a period of 60 days. Under the terms of the agreement, the consultants received a total of 100,000 shares of common stock and were to be paid a total of $50,000 for their services. In addition, the consultants were to receive 50% of all revenues generated from the RAADR mobile app. See Note 6 for valuation of shares issued for services. As of June 30, 2016, no amounts had been earned under the revenue arrangement.

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

On September 5, 2015, the Company entered into a new agreement with cmdR Consulting for the same services as described above. Under the terms of the agreement, the Company was to pay $10,000 per month through August 5, 2016 and a one-time payment of $20,000. On June 15, 2016, the monthly amount was increased to $16,500. In addition, the Company issued warrants to purchase 1,200,000 shares of common stock at $0.08 per share expiring in five years. The shares vest at various periods through June 30, 2016. Compensation expense recorded during the six months ended was $96,000.

On March 4, 2017, effective January 1, 2017, the Company entered into an agreement with Raadr Secuirity, Inc, an entity controlled by a principal of cmdR Consulting whereby it licensed the rights to the Company's software for $100 per year through December 31, 2020. In addition, the Company issued Raadr Security, Inc 20,000,000 shares of common stock. The agreement is non-cancellable and if cancelled by the Company they have the requirement to pay $35,000 for each month remaining on the agreement. Under the agreement, Raadr Security, Inc. retains all revenues related to the licensed software. In addition, past due amounts incur interest at 10% per annum.

In September 2018, the Company and cmdR Consulting entered into a release of claims agreement relating to all previous agreements.

On June 27, 2018, the Company entered into an agreement with an individual whereby the individual is to provide consulting services in exchange for 20,000,000 shares of common stock. The shares were valued at $2,000, the closing price of the Company's common stock on the date of the agreement The agreement doesn't provide for a performance commitment and thus the common stock was expensed upon issuance.

Operating Leases

The Company previously leased its office facility under an operating lease agreement that was to expire May 31, 2016.  On August 29, 2014, the Company and lessor of this lease, upon mutual agreement, terminated the lease, with no additional obligation. The Company currently subleases an office on a month to month basis.

Legal

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada.  Rockstar was organized to specialize in internet branding through social media marketing, mobile marketing and iPhone ® app development Company. On October 31, 2013, the Company entered into a settlement agreement with certain former employees to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar. In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar.  The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees. The Company estimated this liability at $30,000 which they have recorded in accrued liabilities at June 30, 2016 and December 31, 2015.

On July 29, 2014, a default judgment was issued against the Company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013.  On September 25, 2013, the Company cancelled the agreement because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms. In November 2014, we entered into a settlement agreement whereby the Company shall pay the plaintiff $13,246, in monthly installments of $1,472. In addition, the Company issued options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 expiring in two years. The Company valued the options on the date of issuance at $21,424 using the Black-Sholes model. The required payments on the settlement have not been made, however, the full amount of the liability has been recorded within accrued liabilities as of June 30, 2016 and December 31, 2015.

Note 6 - Stockholders’ Deficit

Six Months Ended June 30, 2016

During the six months ended June 30, 2016, the Company issued 21,700,000 shares of common stock to eight parties in connection with consulting agreements. Services performed included capital raising, strategic partnerships, business planning, Raadr product promotion, etc. The Company recorded $52,850 in connection with these agreements based upon the closing market price of the Company's common stock on the date of agreements. The common shares issued in connection with these agreements is non-forfeitable and thus the entire value of the common shares was expensed upon issuance. In addition, there are no future performance commitments under the agreements.

Six Months Ended June 30, 2015

In March 2015, the Company issued a total of 30,000,000 shares of common stock in connection with three consulting contracts, 10 million shares each, related to capital raising, strategic partnerships, etc. The Company recorded $6,600,000 in connection with these agreements based upon the closing market price of the Company's common stock on the date of agreements. The common shares issued in connection with these agreements is non-forfeitable and thus the entire value of the common shares was expensed upon issuance. In addition, there are no future performance commitments under the agreements. Under the agreements, the consultants have non-dilutive clauses which require a true up at the end of the contract based upon the percentage the 30,000,000 represented of the total issued on the date of the initial issuance, or approximately 22%. At each quarter end, the Company determines whether or not additional common shares are required to be issued and records a liability for the value of such shares. As of June 30, 2016 and December 31, 2015, the estimated value of additional shares issuable was approximately $160,179 and $84,600, respectively and recorded within accrued liabilities. The change in the fair value of the additional shares is recorded within other income and expense.

See Note 4 for additional issuances of common stock.

Note 7 - Related Party Transactions

As of June 30, 2016 and December 31, 2015, amounts included within accrued liabilities related to payroll due to Jacob DiMartino, our Chief Executive Officer, were $191,454 and $159,422, respectively. The Company accrues $8,000 per month in connection with the CEO's services.

See Note 4 discussion related to notes payable to related parties.

Note 8 - Subsequent Events

2017 Convertible Note Issuances

During the year ended December 31, 2017, the Company received $81,775 in proceeds from the issuance of eight convertible notes payable. Under the terms of the agreements, the notes are due in 180 days from the date of issuance, incur interest at rates ranging from 20%- 40% per annum and are convertible into common stock at a 35% to 50% discount to the average closing bid price per share of common stock during the 10 - 20 consecutive trading days immediately prior to conversion. In addition, the notes include a 50% prepayment penalty. Due to the variable conversion price, the Company recorded a derivative liability in connection with these notes.

On October 3, 2017, a $20,000 debenture holder sold its note to a third party. The note was amended to add a conversion feature and was reclassed to convertible notes payable. Under the terms of the amended agreement, the holder can convert at a 75% discount to the lowest bid price of the Company's common stock for the proceeding 10 days. No other terms of the note were modified. The Company accounted for the exchange as an extinguishment. On issuance, the Company determined that a derivative liability existed due to the variable conversion price. Thus, the Company recorded a derivative liability on the date of issuance with $20,000 being recorded as interest expense, due to a full and amortized discount, and the remainder as loss on derivative liability.

2018 Convertible Note Issuances

During the year ended December 31, 2018, the Company received $45,775 in proceeds from the issuance of six convertible notes payable. Under the terms of the agreements, the notes are due in 180 days from the date of issuance, incur interest at rates ranging from 10%- 25% per annum and are convertible into common stock at a 50% discount to the average closing bid price per share of common stock during the 10 consecutive trading days immediately prior to conversion. In addition, the notes include a 50% prepayment penalty. Due to the variable conversion price, the Company recorded a derivative liability in connection with these notes.

2017 and 2018 Conversions

The Company issued 27,950,741 shares of common stock in connection with the conversion of $1,398 in convertible notes payable.

Increase in Authorized Shares

On May 4, 2017, the Company increased their authorized common stock to eight (8) billion shares.

3a10 Transaction

On April 5, 2017, the Circuit Courts within the Twelfth Judicial Circuit of Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of Northbridge Financial, Inc. ("NBF") v. Raadr Inc. Under the Stipulation, the Company agreed to issue, as settlement of liabilities owed by the Company to NBF in the aggregate amount of $272,250 (the "Claim Amount") and the following:

(a)

In one or more tranches as necessary, 35,000,000 shares of common stock (the "Initial Issuance") and $27,500 in fees.

(b)

Through the Initial Issuance and any required additional issuances, that number of shares of common stock with an aggregate value equal to the Purchase Price (defined under the Stipulation as the market price (defined as the lowest closing bid price of the Company's common stock during the valuation period set forth in the Stipulation) less the product of the Discount (equal to 50%) and the market price.

(c)

If at any time during the valuation period the closing bid price of the Company's common stock is below 90% of the closing bid price on the day before an issuance date, the Company will immediately cause to be issued to BF such additional shares as may be required to affect the purposes of the Stipulation.

(d)

Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by NBF will not exceed 4.99% of the Company's outstanding common stock.

In connection with the Settlement Shares, the Company relied on the exemption from registration provided by Section 3(a)(10) under the Securities Act.

The Company cannot reasonably estimate the amount of proceeds NBF expects to receive from the sale of these shares which be used to satisfy the liabilities. Thus, the Company accounts for the transaction as the shares are sold and the liabilities are settled. All amounts are included within accounts payable. Shares in which are held by NBF at each reporting period are accounted for as issued but not outstanding. During the year ended December 31, 2017, the Company issued 3,131,250,000 shares of common stock in settlement of $219,250 in accounts payable. The Company valued the common stock issued at $847,250 based upon the closing market price of the common stock on the settlement date. The difference between the fair market value of the common stock and accounts payable relieved of $628,000 was recorded as additional interest expense. As of September 30, 2018, outstanding amounts payable to NBF were $53,000.

Consulting Contracts

On March 15, 2018, two individuals entered into separate agreements with the Company to acquire 33.3% of the Company, in exchange for services performed and to be performed over a period of six months. In connection, with these agreements the Company estimated that they would have to issue 5,330,690,880 shares of common stock to each individual (a total of 10,661,381,760 shares.) The Company valued the shares issuable at $1,066,138 for which the value is being expensed over the vesting period of six months. During the nine months ended September 30, 2018, the Company recorded stock based compensation related to these agreements of $1,066,138, the offset to which as common stock to be issued on the accompany condensed consolidated balance sheet as of September 30, 2018.

The remaining expense will be recorded via straight line through September 15, 2019. In addition, under the agreements, the Company is required to pay the individuals each 20% of all mobile application download revenues (40% in total.) Additionally, upon the Company receiving funding in excess of $2.5 million, the individuals will each receive a $75,000 payment as well as a monthly recurring fee of $16,667.

In October 2018, the Company entered into an agreement with an individual whereby the individual is to provide consulting services in exchange for 50,000,000 shares of common stock. Additionally, the agreement notes a signing bonus of $10,000 as well as bonuses for certain milestones, none of which have been paid.

See Note 5 for an additional subsequent events.

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

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues and Costs of Goods Sold.  The Company had no revenues or cost of goods sold during the three months ended June 30, 2016 and 2015 due to the Company not having any active sales contracts or products in which could generate revenues. In 2015, the Company expects minimal revenues due to the recent launch of RAADR in September 2015. In addition, the Company lacks sufficient capital to promote this product.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the three months ended June 30, 2016, general and administrative expenses were $115,955. Comparatively, general and administrative expenses were $18,934 in the period ended June 30, 2015.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. During the period ended June 30, 2016, we incurred $187,494 in professional fees as compared to $22,043 for the period ended June 30, 2015. The increase in actual capital expenditures for profession fees net of stock compensation during 2016 relates to professional and other fees related to the annual audit and financial reporting. During the 2015 period, some of these costs were delayed to a later date due to cash flow restrictions.

Salaries and Wages.  As of June 30, 2016, we had no employees. Salaries and wages expensed during the quarters ended June 30, 2016 and 2015 were zero and zero, respectively.

Interest Expense.  During the three months ended June 30, 2016, we incurred $366,177 of interest expense related to our notes payable. In the period ended June 30, 2015, interest expense was $22,043.

Change in Fair Value of Derivatives.  During the three months ended June 30, 2016, we recorded a loss of $116,780 related to the change in the fair value of our derivative liability. The significant change in the derivative liability was attributed to the decreased difference between the closing market price of the Company's common stock and the calculated exercise price. As the exercise price is based upon traded securities, the value of the derivative liability will have significant fluctuations.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues and Costs of Goods Sold.  The Company had no revenues or cost of goods sold during the six months ended June 30, 2016 and 2015 due to the Company not having any active sales contracts or products in which could generate revenues. In 2015, the Company expects minimal revenues due to the recent launch of RAADR in September 2015. In addition, the Company lacks sufficient capital to promote this product.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the six months ended June 30, 2016, general and administrative expenses were $128,499. Comparatively, general and administrative expenses were $21,163 in the period ended June 30, 2015.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. During the period ended June 30, 2016, we incurred $378,137 in professional fees as compared to $6,622,043 for the period ended June 30, 2015. The $6,622,043 during the 2015 period related 100% to stock based compensation in connection with common stock we issued to consultants for assistance in capital raising, business strategies, etc. The increase in actual capital expenditures for profession fees net of stock compensation during 2016 relates to professional and other fees related to the annual audit and financial reporting. During the 2015 period, some of these costs were delayed to a later date due to cash flow restrictions.

Salaries and Wages.  As of June 30, 2016, we had no employees. Salaries and wages expensed during the six months ended June 30, 2016 and 2015 were $17,944 and $116,596, respectively.

Interest Expense.  During the six months ended June 30, 2016, we incurred $558,656 of interest expense related to our notes payable. During the six months ended June 30, 2015, interest expense was $148,465.

Change in Fair Value of Derivatives.  During the six months ended June 30, 2016, we recorded a gain of $439,958 related to the change in the fair value of our derivative liability. The significant change in the derivative liability was attributed to the decreased difference between the closing market price of the Company's common stock and the calculated exercise price. As the exercise price is based upon traded securities, the value of the derivative liability will have significant fluctuations.

Liquidity and Capital Resources

As of June 30, 2016, we had $0 in cash and $60 in prepaid expenses and deposits. To date, we have financed our operations through the issuance of stock and debt securities.

Operating Activities.  Net cash used in operating activities was $243,453 for the six months ended June 30, 2016, compared to net cash used of $85,218 during the six months ended June 30, 2015. The significant increase in cash used was attributable to increased expenditures related to professional and other fees related to our annual audit and financial reporting. During the prior period, our limited access to capital hampered our operations.

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2016 was $227,950, as compared to $40,000 for the comparable period ended June 30, 2015. During 2016, we obtained financing from the issuance of convertible notes in an effort to expand our operations and pursue new business opportunities. During 2015, the financing was not as readily available due to our continued losses from operations.

As of June 30, 2016, we had $0 of cash on hand.  We expect to require significant capital to continue to fund research and development activities related to development of our products. Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2016, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2016. The weaknesses were initially identified during the year ended December 31, 2013:

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

Management's Remediation Initiatives

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File*

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAADR, INC.
(Registrant)

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer	June 12, 2019
Jacob DiMartino