Form 10-Q
period 2016-09-30
RAADR, INC.
filed 2019-06-14
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

RAADR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

RAADR, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2016	As of December 31, 2015
Assets:
Current assets
Cash and cash equivalents	$50	$15,503
Prepaid expenses and other current assets	60	59
Total current assets	110	15,562

Property and equipment, net	1,071	1,421
Total assets	$1,181	$16,983

Liabilities and Stockholders' Deficit
Current liabilities
Account payable	$557,128	$309,447
Accrued liabilities	757,468	666,236
Preferred stock to be issued	259,900	259,900
Convertible notes payable, net of discount of $62,112 and $293,096, respectively	591,542	80,781
Notes payable	1,000,034	1,000,034
Related party notes payable	199,204	199,204
Derivative liabilities	950,151	1,374,149
Total current liabilities	4,315,427	3,889,751

Commitments and contingencies (Note 5)

Stockholders' Deficit:
Preferred stock; $0.001 par value; 80,000,000 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Preferred stock, Series A; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 609,974,036 and 117,124,984 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	609,975	117,125
Common stock, owed but not issued; 31,000 and 31,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	31	31
Additional paid-in capital	10,747,025	10,941,839
Accumulated deficit	(15,671,277)	(14,931,763)
Total stockholders' deficit	(4,314,246)	(3,872,768)
Total liabilities and stockholders' deficit	$1,181	$16,983

See accompanying notes to the condensed consolidated financial statements.

RAADR, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015

Revenue, net	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Advertising and marketing	-	268	-	247
Depreciation	350	3,432	-	1,144
Executive compensation	88,503	72,000	24,000	24,000
General and administrative expenses	191,930	25,909	63,431	4,746
Professional fees, including stock-based compensation of $148,850, $6,635,000, $0 and $35,000, respectively	400,724	6,708,912	22,587	86,869
Salaries and wages	17,944	116,596	-	-
Total operating expenses	699,451	6,927,117	110,018	117,006

Loss from operations	(699,451)	(6,927,117)	(110,018)	(117,006)

Other income (expense):
Interest expense	(702,220)	(285,669)	(143,564)	(137,204)
Debt forgiveness	13,817	13,246	-	-
Other income (expense)	73,932	3,270	149,500	18
Change in fair value of derivatives	574,408	19,550	134,450	13,617
Total other income (expense)	(40,063)	(249,603)	140,386	(123,569)

Loss before provision for income taxes	(739,514)	(7,176,720)	30,368	(240,575)

Provision for income taxes	-	-	-	-

Net income (loss)	$(739,514)	$(7,176,720)	$30,368	$(240,575)

Basic net income (loss) per common share attributable to common stockholders	$(0.00)	$(0.06)	$0.00	$(0.00)
Diluted net income (loss) per common share attributable to common stockholders	$(0.00)	$(0.06)	$0.00	$(0.00)
Weighted-average number of shares used in computing basic per share amounts	309,382,704	127,046,727	605,720,662	134,475,890
Weighted-average number of shares used in computing dilutive per share amounts	309,382,704	127,046,727	8,000,000,000	134,475,890

See accompanying notes to the condensed consolidated financial statements.

RAADR, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(739,514)	$(7,176,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	148,850	6,635,000
Depreciation and amortization	350	3,432
Loss on derivative liability	(574,408)	(19,550)
Increase in convertible notes payable principal due to default	123,625	13,750
Accretion of debt discount	469,384	62,999
Common stock issued for debt penalties, debt agreements and additional shares issued on conversions	4,075	87,440
Changes in operating assets and liabilities:
Accounts payable	247,680	34,870
Accrued liabilities	76,504	252,587
Net cash used in operating activities	(243,454)	(106,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	227,950	30,000
Contribution of capital	51	-
Proceeds from sale of common stock	-	30,000
Net cash provided by financing activities	228,001	60,000

Change in cash and cash equivalents	(15,453)	(46,192)
Cash and cash equivalents, beginning of period	15,503	46,192
Cash and cash equivalents, end of period	$50	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversions of notes payable into common stock	$82,258	$-
Warrants or common stock issued in connection with notes payable	$4,075	$-
Increase in convertible notes payable principal due to default	$123,625	$-

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of approximately $15.7 million as of September 30, 2016, a net loss of approximately $740,000 and cash used from operations of approximately $243,000 during the nine months ended September 30, 2016 and a working capital deficit of $4.3 million as of September 30, 2016.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. During the nine months ended September 30, 2016 the Company received $227,950 in capital from the issuances of convertible notes payable.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing. The Company is attempting to conduct private placements of its preferred and common stock to raise proceeds to finance its plan of operation. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the nine months ended September 30, 2016 are not indicative of the results that may be expected for the full yearear.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment as of September 30, 2016.

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

Loss Per Common Share

Net loss per share is provided in accordance with ASC Subtopic 260-10. The Company presents basic loss per share (“EPS”) and diluted EPS on the face of statements of operations. Basic EPS is computed by dividing reported losses by the weighted average shares outstanding. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. Dilutive loss per share for the nine months ended September 30, 2016 and 2015 excludes all potential dilutive common shares as their effects are anti-dilutive. Dilutive income per share for the three months ended September 30, 2016 was capped at the authorized shares of eight (8) billion.

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

As of September 30, 2016 and December 31, 2015 the derivative liabilities are considered a level 2 item; see Note 4.

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

Note 3 - Financial Statement Elements

Accrued liabilities as of September 30, 2016 and December 31, 2015 consisted of:

	September 30,	December 31
	2016	2015
Accrued payroll and taxes	$190,615	$190,614
Executive compensation	231,454	175,422
Accrued interest	315,916	206,784
Other	19,483	93,416
	$757,468	$666,236

In August 2015, the Company entered into a settlement agreement with their former Chief Executive Officer. In connection with the agreement, the Company has the obligation to issue 703,550 shares of common stock in settlement of amounts payable to the former Chief Executive Officer for accrued salaries and an investment in Series B preferred stock.  The Company has yet to issue the required shares and thus as of September 30, 2016 and December 31, 2015, the liabilities remain. During the quarter ended September 30, 2016, the Company amended the agreement so that an anti-dilution in which was present in the original settlement was removed.

Note 4 - Notes Payable

Notes payable as of September 30, 2016 and December 31, 2015 consisted of:

	September 30,	December 31,
	2016	2015
Third Party Notes:
Convertible promissory notes	$685,654	$405,877
Debentures with warrants	347,664	347,664
Notes under Investment Agreement	581,764	581,764
Promissory notes	38,606	38,606
Less: unamortized discount	(62,112)	(293,096)
Subtotal - third party notes	1,591,576	1,080,815

Related Party Notes:
Debentures with warrants	87,445	87,445
Demand notes	111,759	111,759
Subtotal - related party notes	199,204	199,204
Total	1,790,780	1,280,019
Current portion	(1,790,780)	(1,280,019)
Long-term portion	$-	$-

As of September 30, 2016, all notes indicated above are in default.

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

The Company doesn't account for the derivative liability until the convertible promissory note is convertible. In addition, these convertible promissory notes include various default provisions in which increase the interest rate to rates ranging from 12% to 35% and at times the principal balance at rates ranging from 5% to 50%. Additionally, most convertible promissory notes have prepayment penalties in which range from 15% to 50%

2015 Issuances

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

2016 Issuances

During the nine months ended September 30, 2016, the Company entered into eight convertible notes with stated principal balances of $238,410, of which $227,950 in proceeds were received. The difference between the stated principal balance and proceeds received related to on issuance discounts and fees withheld from the proceeds by the lender. The convertible notes bear interest rates ranging from 4-35%, are due at dates ranging from July 2016 to April 2017, and are convertible any time after issuance at a variable conversion price calculated at discounts ranging from 45%to 58% of the lowest trading price in the 10-20 days prior to conversion.

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

Discounts and Conversions

The convertible notes issued in 2015 and 2016 were fully discounted at issuance due to the associated derivative liabilities being in excess of the convertible notes payable. The excess fair value of $283,707 was immediately expensed as a loss on the fair value of the derivative liabilities during the nine months ended September 30, 2016. During the nine months ended September 30, 2016 and 2015, interest expense from accretion of the discount was $469,384 and $41,250, respectively. As of September 30, 2016, $62,112 of the discount remained.  At September 30, 2016, the derivative liabilities were re-valued at $950,151. See below for weighted average variables used.

During the nine months ended September 30, 2016, seven of the holders converted principal of $82,208 resulting in the issuance of 490,149,052 shares of common stock. In connection with these conversions, $16,828 of the derivative liability was reclassed to additional paid-in capital. The Company also recorded a loss on extinguishment of $5,900.

As of September 30, 2016, these convertible notes were convertible into approximately 11.2 billion shares of common stock. If all convertible notes were converted, the Company would be in excess of their authorized shares.

Derivative Liabilities

During the six months ended September 30, 2016 and 2015, the average of inputs used to calculate the derivative liability were as follows:

	As of	As of
	September 30, 2016	September 30, 2015

Exercise price per share	$0.00005	$0.110
Expected life (years)	0.50	0.20
Risk-free interest rate	0.12%	0.25%
Expected volatility	344%	119%

Debentures with Warrants

At various dates in 2014 and 2013, the Company issued debentures with warrants. These debentures contain interest rates ranging from 8% to 20% and mature at various times from July 2014 through July 2015. As of September 30, 2016, these notes were in technical default.

The warrants issued with these debentures contain an exercise price of $0.50 per share and expire three years from the date of issuance. Based on a valuation of the warrants using the Black-Sholes method, discounts of $76,452 and $275,499 were attributed to the warrants during the years ended December 31, 2014 and 2013, respectively. These discounts are being amortized over the respective twelve month maturity periods of the debentures using the straight line method due to the limited amortization period. During the nine months ended September 30, 2015, $21,102 was amortized to interest expense. As of September 30, 2015, the discounts were fully amortized.

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

Notes Issued Under an Investment Agreement

On April 29, 2013, the Company entered into an Investment Agreement, in which an investor agreed to purchase debentures up to a total principal amount of $1,100,000.  This commitment was increased to $2,000,000 based on an agreement modification entered into on December 2, 2013. Each debenture will accrue interest on the unpaid principal of each individual debenture at the rate of 8% per year from the date each debenture is issued until paid. Maturity dates of the debentures issued range from April 2014 through May 2015. As such, these notes are in default as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the principle balance owed on these debentures was $532,431 and $532,431, respectively, plus accrued interest.

Promissory Notes

On July 25, 2012, the Company entered into an Intellectual Property Assignment Agreement. In accordance with the terms and conditions contained therein, the Company has agreed to pay the Seller $8,000 in two installments: The first payment of $4,000 was due July 25, 2013, and second payment of $4,000 was due July 25, 2014. The note is currently in default due to non-payment.

During the year ended December 31, 2013, the Company issued a $50,000 promissory note bearing interest at 10% and due on May 31, 2014. The note is payable in monthly payments of principal and interest. As of September 30, 2016 and December 31, 2015, the remaining principal balance of $10,606 and $10,606, respectively, is past due and in default.

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

Debentures with Warrants Issued to Related Parties

At various times in 2014 and 2013, the Company issued debentures with warrants to several related parties. These debentures bear interest at 8% and mature at various times from July 2014 through February 2015. As of September 30, 2016, all the notes are in default as they are past the maturity dates.

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

Demand Notes Issued to Related Parties

The Company has various notes outstanding to related parties totaling $111,759 as of September 30, 2016 and December 31, 2014, respectively. These notes are due on demand and have no stated interest rate.

Note 5 - Commitments and Contingencies

Consulting Agreements

On December 30, 2015, effective January 1, 2016, the Company entered into an agreement with two consultants to promote the Company’s RAADR mobile app for a period of 60 days. Under the terms of the agreement, the consultants received a total of 100,000 shares of common stock and were to be paid a total of $50,000 for their services. In addition, the consultants were to receive 50% of all revenues generated from the RAADR mobile app. See Note 6 for valuation of shares issued for services. As of September 30, 2016, no amounts had been earned under the revenue arrangement.

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

On September 5, 2015, the Company entered into a new agreement with cmdR Consulting for the same services as described above. Under the terms of the agreement, the Company was to pay $10,000 per month through August 5, 2016 and a one-time payment of $20,000. On June 15, 2016, the monthly amount was increased to $16,500. In addition, the Company issued warrants to purchase 1,200,000 shares of common stock at $0.08 per share expiring in five years. The shares vest at various periods through September 30, 2016. Compensation expense recorded during the nine months ended was $96,000.

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

Legal

On February 6, 2013, we formed a wholly owned subsidiary, Rockstar Digital, Inc. (“Rockstar”), under the laws of the State of Nevada. Rockstar was organized to specialize in internet branding through social media marketing, mobile marketing and iPhone ® app development Company. On October 31, 2013, the Company entered into a settlement agreement with certain former employees to assume responsibility for certain payroll taxes of Rockstar Digital, Inc. (“Rockstar”) and assign its ownership of Mobile Application and Transition Services intellectual property rights to Rockstar. In addition, the Company agreed to not assert a claim against certain computer equipment (cost of $28,307) in use at Rockstar. The Company agreed to assume liability for any payroll taxes owed on payroll paid by the Company on behalf of Rockstar’s employees. The Company estimated this liability at $30,000 which they have recorded in accrued liabilities at September 30, 2016 and December 31, 2015.

On July 29, 2014, a default judgment was issued against the Company in Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. This judgment stems from a legal filing by a consulting firm, with which the Company entered into an agreement for consulting services, on February 20, 2013. On September 25, 2013, the Company cancelled the agreement because it determined that services had not been provided by consulting firm, as promised per the agreed-upon contract terms. In November 2014, we entered into a settlement agreement whereby the Company shall pay the plaintiff $13,246, in monthly installments of $1,472. In addition, the Company issued options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 expiring in two years. The Company valued the options on the date of issuance at $21,424 using the Black-Sholes model. The required payments on the settlement have not been made; however, the full amount of the liability has been recorded within accrued liabilities as of September 30, 2016 and December 31, 2015.

Note 6 - Stockholders’ Deficit

Nine months Ended September 30, 2016

During the nine months ended September 30, 2016, the Company issued 21,700,000 shares of common stock to eight parties in connection with consulting agreements. Services performed included capital raising, strategic partnerships, business planning, Raadr product promotion, etc. The Company recorded $52,850 in connection with these agreements based upon the closing market price of the Company's common stock on the date of agreements. The common shares issued in connection with these agreements is non-forfeitable and thus the entire value of the common shares was expensed upon issuance. In addition, there are no future performance commitments under the agreements.

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

Under the agreements, the consultants have non-dilutive clauses which require a true up at the end of the contract based upon the percentage the 30,000,000 represented of the total issued on the date of the initial issuance, or approximately 22%. At each quarter end, the Company determines whether or not additional common shares are required to be issued and records a liability for the value of such shares. As of September 30, 2016 and December 31, 2015, the estimated value of additional shares issuable was approximately $10,678 and $84,600, respectively and recorded within accrued liabilities. The change in the fair value of the additional shares is recorded within other income and expense.

See Note 4 for additional issuances of common stock.

Note 7 - Related Party Transactions

As of September 30, 2016 and December 31, 2015, amounts included within accrued liabilities related to payroll due to Jacob DiMartino, our Chief Executive Officer, were $215,454 and $159,422, respectively. The Company accrues $8,000 per month in connection with the CEO's services.

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues and Costs of Goods Sold.  The Company had no revenues or cost of goods sold during the three months ended September 30, 2016 and 2015 due to the Company not having any active sales contracts or products in which could generate revenues. In 2015, the Company expected minimal revenues due to the recent launch of RAADR in September 2015. In addition, the Company lacks sufficient capital to promote this product.

Executive Compensation.  Executive compensation accrued to our corporate officers and directors was $24,000 during the three months ended September 30, 2016 and $24,000 in the comparable period ended September 30, 2015.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the three months ended September 30, 2016, general and administrative expenses were $63,431. Comparatively, general and administrative expenses were $4,746 in the period ended September 30, 2015.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. During the period ended September 30, 2016, we incurred $22,587 in professional fees as compared to $86,869 for the period ended September 30, 2015. The decrease in actual capital expenditures for professional fees net of stock compensation during 2016 relates to professional and other fees related to the annual audit and financial reporting for which weren’t expended during 2016 as the Company didn’t have the capital resources to continue the upkeep of their public filings.

Salaries and Wages.  As of September 30, 2016, we had no employees. Salaries and wages expensed during the quarters ended September 30, 2016 and 2015 were zero and zero, respectively.

Interest Expense.  During the three months ended September 30, 2016, we incurred $143,564 of interest expense related to our notes payable. In the period ended September 30, 2015, interest expense was $137,204.

Change in Fair Value of Derivatives.  During the three months ended September 30, 2016, we recorded a gain of $134,450 related to the change in the fair value of our derivative liability. The significant change in the derivative liability was attributed to the decreased difference between the closing market price of the Company's common stock and the calculated exercise price. As the exercise price is based upon traded securities, the value of the derivative liability will have significant fluctuations.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues and Costs of Goods Sold.  The Company had no revenues or cost of goods sold during the nine months ended September 30, 2016 and 2015 due to the Company not having any active sales contracts or products in which could generate revenues. In 2015, the Company expected minimal revenues due to the recent launch of RAADR in September 2015. In addition, the Company lacks sufficient capital to promote this product.

Executive Compensation.  Executive compensation accrued to our corporate officers and directors was $88,503 during the nine months ended September 30, 2016 and $72,000 in the comparable period ended September 30, 2015. The increase is due to various expenses paid on the behalf of our chief executive officer.

General and Administrative.  In the course of our operations, we incur operating expenses composed primarily of computer and internet expenses, professional fees, payroll, and other general and administrative costs. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: business and operating licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified. During the nine months ended September 30, 2016, general and administrative expenses were $191,930. Comparatively, general and administrative expenses were $25,909 in the period ended September 30, 2015.

Professional Fees.  We expect to continue to incur professional fees in relation to maintaining our public reporting status with the Securities and Exchange Commission. During the period ended September 30, 2016, we incurred $400,724 in professional fees as compared to $6,708,912 for the period ended September 30, 2015. The $6,600,000 during the 2015 period related 100% to stock based compensation in connection with common stock we issued to consultants for assistance in capital raising, business strategies, etc. The increase in actual capital expenditures for profession fees net of stock compensation during 2016 relates to professional and other fees related to the annual audit and financial reporting. During the 2015 period, some of these costs were delayed to a later date due to cash flow restrictions.

Salaries and Wages.  As of September 30, 2016, we had no employees. Salaries and wages expensed during the nine months ended September 30, 2016 and 2015 were $17,944 and $116,596, respectively.

Interest Expense.  During the nine months ended September 30, 2016, we incurred $702,220 of interest expense related to our notes payable. During the nine months ended September 30, 2015, interest expense was $285,669.

Change in Fair Value of Derivatives.  During the nine months ended September 30, 2016, we recorded a gain of $574,408 related to the change in the fair value of our derivative liability. The significant change in the derivative liability was attributed to the decreased difference between the closing market price of the Company's common stock and the calculated exercise price. As the exercise price is based upon traded securities, the value of the derivative liability will have significant fluctuations.

Liquidity and Capital Resources

As of September 30, 2016, we had $50 in cash and $60 in prepaid expenses and deposits. To date, we have financed our operations through the issuance of stock and debt securities.

Operating Activities.  Net cash used in operating activities was $243,454 for the nine months ended September 30, 2016, compared to net cash used of $106,192 during the nine months ended September 30, 2015. The significant increase in cash used was attributable to increased expenditures related to professional and other fees related to our annual audit and financial reporting. During the prior period, our limited access to capital hampered our operations.

Financing Activities.  Net cash provided by financing activities for the nine months ended September 30, 2016 was $228,001, as compared to $60,000 for the comparable period ended September 30, 2015. During 2016, we obtained financing from the issuance of convertible notes in an effort to expand our operations and pursue new business opportunities. During 2015, the financing was not as readily available due to our continued losses from operations.

As of September 30, 2016, we had $50 of cash on hand.  We expect to require significant capital to continue to fund research and development activities related to development of our products. Without sufficient cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand our operations.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2016, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2016. The weaknesses were initially identified during the year ended December 31, 2013:

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

Management's Remediation Initiatives

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended September 30, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

RAADR, INC.
(Registrant)

Signature	Title	Date

/s/ Jacob DiMartino	Chief Executive Officer	June 13, 2019
Jacob DiMartino