Form 10-Q/A
period 2016-06-30
RAADR, INC.
filed 2019-06-18
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 000-53991

RAADR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4622782 (I.R.S. Employer Identification No.)

2432 West Peoria Ave, Suite 1346, Phoenix, Arizona 85029

(Address of principal executive offices) (Zip Code)

(480) 755-0591

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)  Yes [  ]  No [X]

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of June 13, 2019 was 5,298,840,880.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to RAADR, INC.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, originally filed with the Securities and Exchange Commission on June 14, 2019, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data was not included with the initial Form 10-Q filed on June 14, 2019.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

The 10-Q itself was filed in connection with a filing by the Company with the Financial Industry Regulatory Authority (“FINRA”) relating to a proposed corporate action. In February 2017, the Company terminated its registration with the U.S. Securities and Exchange Commission (the “SEC”) by filing its Form 15, and as such, the Company was no longer required to file periodic reports with the SEC. However, FINRA requested that the Company file this and one additional report. This quarterly report speaks only as of the period covered by this report, other than the number of shares outstanding, which is as of a recent practicable date, and Note 8 - Subsequent Events. All other information is as of the period covered by the 10-Q, and no efforts have been made to bring the information more current.

Exhibit Number	Description of Document

31.1(1)	Rule 13a-14(a)/15d-14(a) Certifications.

32.1(1)	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350).

101*	The following materials from this Quarterly Report on Form 10-Q formatted in XBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets.

(2) Condensed Consolidated Statements of Operations.

(3) Condensed Consolidated Statements of Cash Flows.

(4) Notes to Condensed Consolidated Financial Statements

(1) Previously filed as an exhibit to the Form 10-Q.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 18, 2019

RAADR, INC.

By:	/s/ Jacob DiMartino
Jacob DiMartino, Chief Executive Officer