Form 10-Q/A
period 2016-09-30
RAADR, INC.
filed 2019-06-18
CIK 1384365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to RAADR, INC.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, originally filed with the Securities and Exchange Commission on June 14, 2019, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data was not included with the initial Form 10-Q filed on June 14, 2019.

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